Form 10QSB
period 1996-06-30
JOTAN INC
filed 1996-08-02
CIK 921381

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ending June 30, 1996

Commission File No.  0-24188

                                    JOTAN, INC.
(Exact name of small business issuer as specified in its charter.)

              Florida                              59-3181162
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

118 W. Adams Street, Suite 900, Jacksonville, Florida               32202
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:   (904) 355-2592


Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchanged act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      5,679,411 shares of common stock, $.01 par value,  as of July 22, 1996.

                                INDEX

                             Jotan, Inc.


Part I--Financial Information

     Item I -- Financial Statements (Unaudited)
        		Condensed Consolidated Statements of Operations
         	for the Six Months and Quarter ended June 30, 1996 and 1995.......2

         	Condensed Consolidated Balance Sheets at June 30, 1996
        		and 1995......................................................3 & 4

          Condensed Consolidated Statements of Cash Flows for the
          Six Months ended June 30, 1996 and 1995...........................5

          Notes to Condensed Consolidated Financial Statements..............6


     Item II -- Management's Discussion and Analysis of
                Financial Condition and Result of Operations................6


Part II -- Other Information

    Item 6 - Exhibits and Reports on Form 8-K...............................9


Signature...................................................................10

                 Condensed Consolidated Statements of Operations
                                 (Unaudited)

                     	Three months ended June 30		   Six months ended June 30
                      __________________________   __________________________
                          1996	       	 1995	          1996		       1995
                      ____________  ____________   ____________  ____________
Sales                 $  2,766,368  $  2,641,142   $  5,484,071  $  5,187,503
Cost of sales            2,072,562     2,061,729      4,158,714     4,050,290
                      ____________  ____________   ____________  ____________
Gross profit               693,806       579,413      1,325,357     1,137,213

Operating expenses         609,725       715,255      1,177,034     1,346,363
                      ____________  ____________   ____________  ____________
Operating income (loss)	    84,081   (   135,842)       148,323   (   209,150)

Other income                22,389        85,538         39,491       156,819
Interest expense      (     81,411)  (    66,218)   (   141,736)  (   107,718)
                      ____________  ____________   ____________  ____________
Income (loss)
    before taxes            25,059   (   116,522)        46,078   (   160,049)
Income tax expense            -             -              -             -
                      ------------  ------------   ------------  ------------
                            25,059   (   116,522)        46,078   (   160,049)

Net income (loss)
    per share             $   .00	     	$  (.02) 	     $   .01		     $  (.03)


Weighted average number
of common and common
equivalent shares
outstanding	             6,319,278     5,499,564      5,993,537     5,327,488


See accompanying notes.

                                    JOTAN, INC.
                       Condensed Consolidated Balance Sheets
                                    (Unaudited)

                                                 				   June 30
                                                1996              1995
                                            ____________      ____________
Assets
Current assets:
     Cash and cash equivalent               $  1,582,933      $     64,427
     Trade receivables (net)                   1,267,097       		1,284,532
     Inventory                                 1,318,421 	     		1,314,608
     Other current assets                        299,274           145,648
Total current assets                           4,467,725         2,809,215

Property and equipment
     Land                                        110,000           110,000
     Buildings                                   465,000           465,000
     Leasehold improvements                       35,554            33,954
     Vehicles                                    270,975           314,247
     Furniture, fixtures and equipment           342,430           331,066
     Total property and equipment              1,223,959         1,254,267
     Less accumulated depreciation          (    346,400)     (    226,597)
                                            ____________      ____________
Net property and equipment                       877,559         1,027,670
                                            ____________      ____________
Other assets                                     120,247            43,268
                                            ____________      ____________
Total assets                                $  5,465,531      $  3,880,153

Liabilities and stockholders' equity
Current liabilities:
     Trade payables                         $  1,426,163      $  1,066,357
     Accrued expenses                             81,613            71,117
     Current maturities of notes payable         234,945           670,839
                                            ____________      ____________
Total current liabilities                      1,742,721         1,808,313

Long-term debt:
     Convertible subordinated debenture to
       related party, less current maturities       -              104,615
     Notes payable, less current maturities      528,881           541,328
     Line of credi	                            1,277,102         1,031,867
                                            ____________      ____________
                                               1,805,983         1,677,810
Stockholders' equity
     Preferred stock
        Authorized shares - 10,000,000
        Issued and outstanding shares -
        1,265,823 in 1996 and -0- in
        1995                                     12,658               -
     Voting common stock, $.01 par value:
        Authorized shares - 40,000,000
        Issued and outstanding shares -
        5,679,411 in 1996 and 5,665,096
        in 1995                                  56,794             56,651
     Additional paid-in capital               3,980,259          2,149,068
     Retained earnings (deficit)             (2,132,884)        (1,811,689)
                                           ____________       ____________
Total stockholders' equity                    1,916,827            394,030
							                                    ____________       ____________
Total liabilities and stockholders' equity $  5,465,531       $  3,880,153



See accompanying notes.

                               JOTAN, INC.
               Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                               Six months ended June 30
                                                1996                1995
                                           _____________        ____________
Cash flows from operating activities
Net income (loss)                         	$      46,078        $(   160,049)
Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
     Depreciation and amortization expense	       77,548              58,315
     Loss on disposal of property and equipment	    -		               13,455
     Stock compensation expense	                   7,550                -
     Changes in operating assets
       and liabilities:
          Trade receivables                	(    310,671)      (      62,837)
          Inventory                         (     56,484)      (      81,995)
          Trade payables	                        217,143       (     929,434)
          Accrued expenses	                       22,751       (     106,395)
          Other assets	                    (      88,984)              1,365
                                            ____________        ____________
Net cash used in operating activities	     (      85,069)      (   1,267,575)

Cash flows from investing activities
Increase in other assets	                  (      65,980)      (      24,514)
Purchase of property and equipment	        (      17,191)      (      29,625)
                                            ____________        ____________
Net cash flows used in
     investing activities                  (      83,171)      (      54,139)

Cash flows from financing activities
Proceeds from line of credit borrowings	         169,724           1,175,738
Repayments of amounts advanced from
     Total Supply Systems, Inc.            (     249,194)      (     142,923)
Payments on long-term debt	                (      35,030)      (     128,921)
Proceeds from note receivable	                      -		               64,191
Proceeds from issuance of common stock,
     net of issuance costs	                         -		              402,000
Proceeds from issuance of preferred stock,
     net of issuance costs	                    1,843,902                -
                                            ____________        ____________
Net cash provided by financing activities	     1,729,402           1,370,085
			                                         ____________        ____________
Net increase in cash and cash equivalents	     1,561,162              48,371
Cash and cash equivalents
     at beginning of period                       21,771              16,056
                                            ____________        ____________
Cash and cash equivalents
     at end of period                       	$ 1,582,933       $      64,427


See accompanying notes.

                                  Jotan, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

1. The Business and Basis of Presentation

Description of Business

Jotan, Inc. (the "Company") is a distributor of packaging and shipping supplies located in the southeastern United States. The Company sells primarily to manufacturers and provides Just On Time As Needed delivery service for its products.

Basis of Presentation

The accompanying financial statements are unaudited and, in the opinion of management reflect all the adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

The financial statements at June 30, 1996 and June 30, 1995 reflect the combined accounts of the Company and its subsidiaries. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales increased to $5,484,071 for the six months ended June 30, 1996 from $5,187,503 for the six months ended June 30, 1995 or an increase of 5.7%. Sales for the second quarter of 1996 increased 4.7% when compared to the second quarter of 1995. The increase in sales resulted from new business at the Company's four existing distribution centers, which more than offset the impact of the closure of the Chattanooga distribution center during the third quarter of 1995 and the decline in corrugated prices that occured during the first six months of 1996.

The Company's distribution centers experienced sales increases of 21.8% in the first six months of 1996. Unfortunately, the Company's sales were impacted unfavorably by declining corrugated prices. While sales at existing distribution centers increased 21.8%, manufactured square feet of product sold increased by 43.5% compared to the same period in 1995. Overall the sales numbers reflect strong demand for the Company's services during 1996.

Cost of sales increased to $4,158,714 or 75.8% of sales for the six months ended June 30, 1996 from $4,050,290 or 78.1% for the six months ended
June 30, 1995. Cost of sales for the second quarter of 1996 increased to $2,072,562 or 74.9% of sales from $2,061,729 or 78.1% of sales for the second quarter of 1995. The improvement in profit margins reflects the Company's ability to purchase product more efficiently as a result of the overall improved financial condition of the Company.

Operating expenses declined to $1,177,034 for the first six months of 1996 from $1,346,363 for the same period in 1995, a 12.6% decrease. Several factors contributed to this decrease including the closure of the Chattanooga distribution center, reduced payroll costs, and the impact of the Company's cost cutting program.

As a result of the foregoing factors, the Company had operating income of $148,323 for the six months ended June 30, 1996 compared to an operating loss of $209,150 for the six months ended June 30, 1995. This represents a $357,473 improvement in results from operations for the comparable six month period. For the three months ended June 30, 1996, the company had operating income of $84,081 compared to an operating loss of $135,842 for the three months ended June 30, 1995, an improvement of $219,923.

Other income declined to $39,491 for the six months ended June 30, 1996, from $156,819 for the six months ending June 30, 1995. This decline reflects the fact that during 1995 the Company was settling old vendor debts at a substantial discount. Interest expense increased to $141,736 for the six months ended June 30, 1996 from $107,718 for the six months ended June 30, 1995. This increase reflected the impact of increased borrowings under the long term debt agreement with the CIT Financial Group.

As a result of the foregoing factors, the Company had net income of $46,078 for the six months ended June 30, 1996 and net income of $25,059 for the quarter ended June 30,1996. This represents an improvement of $206,127 when compared to the first six months of 1995 and an improvement of $141,581 when compared to the quarter ended June 30, 1995. These results also reflect a second straight profitable quarter, a first in the Company's short history.

3. Liquidity and Capital Resources

Jotan, Inc. held its annual meeting of stockholders on May 14, 1996, at which shareholders authorized the change in the Company's state of incorporation through the merger of Jotan, Inc., an Idaho corporation ("Jotan-Idaho") into Jotan, Inc., a Florida corporation and wholly owned subsidiary of Jotan-Idaho ("Reincorporation Merger"). The Reincorporation Merger was completed on
May 16, 1996.

This change in capital structure allowed the Company to arrange for the sale of a preferred class of stock. On May 16, 1996, Jotan, Inc. (the "Company") signed an agreement to sell up to $6,000,000 in Series A Preferred Stock to an affiliate of Fairview Capital L.L.C., a Raleigh, N.C. based private investment company. The initial funding closed May 16, 1996, and provided the Company $2,000,000 through the sale of 1,265,823 shares of Series A Convertible Preferred Stock to F-Jotan, L.L.C., the Fairview affialte. Under the terms of the Series A COnvertible Preferred Stock Purchase Agreement, the Company may sell an additional $4,000,000 of Series A Convertible Preferred Stock to the investors subject to certain conditions set forth in the Series A Convertible Preferred Stock Purchase Agreement. The Series A Convertible Preferred Stock carries an 8% annual dividend, which is payable in additional shares of preferred stock, representing approximately 28% of the Company's outstanding shares on a fully diluted basis.


The completion of this transaction coupled with the agreement already in place with CIT Financial provides the liquidity needed to fund the future short term expansion plans of the Company. In addition, during the third quarter of 1996 the Company will complete the repayment of the subordinated debenture to Total Supply Systems, Inc., which will have a significant favorable impact on the Company's future cash flows.

Part II--Other Information

      Item 6--Exhibits and Reports on Form 8-K

               a)	Exhibit 11 Statement Re: Computation of Per Share Earnings

                      	     		Three months ended		           Six months ended
                                			June 30			                    	June 30

                         			    1996	       1995		         1996	        1995
Average shares
outstanding	               	5,679,411	   5,499,564	   	5,673,603	   5,327,488

Net effect of
common stock
equivalant		                  639,867	      -0-	      	  319,933       -0-

Totals                   			6,319,278	   5,499,564	   	5,993,537	   5,327,488

Net Income                	$   25,059  	$ (116,522) 		$   46,078  	$ (160,049)

Per Share amount             	$   .00	    $  (.02)		    $    .01	     $  (.03)


	   b) Form 8-K and its attachments, were filed May 31, 1996, File No. 0-24188.

                               JOTAN, INC.
                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    					Jotan, Inc.


                                         By: ____________________________
                                             Shea Ralph, President



                                  						By: _____________________________
                               						       David Freedman, Vice President
                                            and Chief Financial Officer


July 22, 1996