Form 10QSB
period 1996-09-30
JOTAN INC
filed 1996-10-23
CIK 921381

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

For the quarterly period ending September 30, 1996

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

   5,679,411 shares of common stock, $.01 par value, as of October 22, 1996.

                                INDEX

                             Jotan, Inc.


Part I--Financial Information

     Item I -- Financial Statements (Unaudited)
         Condensed Consolidated Statements of Operations
         for the Nine Months and Quarter ended
         September 30, 1996 and 1995........................................2

         Condensed Consolidated Balance Sheets at September 30, 1996
         and 1995.......................................................3 & 4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 1996 and 1995......................5

         Notes to Condensed Consolidated Financial Statements...............6


     Item II -- Management's Discussion and Analysis of
                Financial Condition and Result of Operations.................6


Part II -- Other Information

    Item 6 - Exhibits and Reports on Form 8-K...............................10


Signature...................................................................11

                                 JOTAN, INC.
                 Condensed Consolidated Statements of Operations
                                 (Unaudited)

                      Three months ended Sept 30   Nine months ended Sept 30
                      __________________________   __________________________
                          1996	       	 1995            1996          1995
                      ____________  ____________   ____________  ____________
Sales                 $  2,865,067  $  2,685,053   $  8,349,138  $  7,872,556
Cost of sales            2,078,858     2,110,927      6,237,573     6,161,217
                      ____________  ____________   ____________  ____________
Gross profit               786,209       574,126      2,111,565     1,711,339

Operating expenses         648,861       599,790      1,825,896     1,946,153
                      ____________  ____________   ____________  ____________
Operating income (loss)	   137,348   (    25,664)       285,669   (   234,814)

Other income                12,274        48,197         51,766       205,016
Interest expense      (     59,740)  (    62,180)   (   201,475)  (   169,898)
                      ____________  ____________   ____________  ____________
Income (loss)
    before taxes            89,882   (    39,647)       135,960   (   199,696)
Income tax expense            -             -              -             -
                      ------------  ------------   ------------  ------------
Net Income (Loss)     $     89,882  $(    39,647)  $    135,960  $(   199,696)
                      ============  ============   ============  ============

Net income (loss)
    per share            $   .01       $   (.01)      $   .02       $   (.04)
                       ===========   ===========    ===========   ===========

Weighted average number
of common and common
equivalent shares
outstanding              8,211,057     5,664,211      6,520,905     5,440,920
                       ===========   ===========    ===========   ===========

See accompanying notes.

                                    JOTAN, INC.
                       Condensed Consolidated Balance Sheets
                                    (Unaudited)

                                                     September 30
                                                1996              1995
                                            ____________      ____________
Assets
Current assets:
     Cash and cash equivalent               $  1,379,254      $     81,837
     Trade receivables (net)                   1,242,764         1,006,590
     Inventory                                 1,123,161         1,266,812
     Other current assets                        291,964            88,928
                                            ____________       ___________
Total current assets                           4,037,143         2,444,167

Property and equipment
     Land                                        110,000           110,000
     Buildings                                   465,000           465,000
     Leasehold improvements                       36,105            33,954
     Vehicles                                    279,472           294,283
     Furniture, fixtures and equipment           347,750           332,447
                                            ____________      ____________
     Total property and equipment              1,238,327         1,235,684
     Less accumulated depreciation          (    377,463)     (    250,904)
                                            ____________      ____________
Net property and equipment                       860,864           984,780
                                            ____________      ____________
Other assets                                     396,215           135,716
                                            ____________      ____________
Total assets                                $  5,294,222      $  3,564,663
                                            ============      ============


                                   JOTAN, INC.
                      Condensed Consolidated Balance Sheets
                                  (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
     Trade payables                         $  1,321,941      $    990,986
     Accrued expenses                             46,849            35,927
     Current maturities of notes payable         119,748           660,065
                                            ____________      ____________
Total current liabilities                      1,488,538         1,686,978

Long-term debt:
     Notes payable, less current maturities      519,291           518,404
     Line of credit                            1,295,960         1,004,898
                                            ____________      ____________
                                               1,815,251         1,523,302
Stockholders' equity
     Preferred stock
        Authorized shares - 10,000,000
        Issued and outstanding shares -
        1,265,823 in 1996 and -0- in
        1995                                     12,658               -
     Voting common stock, $.01 par value:
        Authorized shares - 40,000,000
        Issued and outstanding shares -
        5,679,411 in 1996 and 5,664,211
        in 1995                                  56,794             56,642
     Additional paid-in capital               3,963,983          2,149,077
     Retained earnings (deficit)             (2,043,002)        (1,851,336)
                                           ____________       ____________
Total stockholders' equity                    1,990,433            354,383
                                           ____________       ____________
Total liabilities and stockholders' equity $  5,294,222       $  3,564,663
                                           ============       ============


See accompanying notes.

                               JOTAN, INC.
               Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                             Nine months ended September 30
                                                1996                1995
                                           _____________        ____________
Cash flows from operating activities
Net income (loss)                          $     135,960        $(   199,696)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization expense       117,624              99,997
     Loss on disposal of property and equipment	    -                 23,211
     Stock compensation expense	                   7,550                -
     Changes in operating assets
       and liabilities:
          Trade receivables                 (    286,338)            215,105
          Inventory                              138,776       (      34,198)
          Other assets                      (     81,674)             76,837
          Trade payables                         112,921       (   1,004,805)
          Accrued expenses                  (     12,013)      (     141,485)
                                            ____________        ____________
Net cash provided by (used in)
    operating activities                         132,806       (     965,034)
                                            ____________        ____________

Cash flows from investing activities
Increase in other assets                   (     350,961)      (     142,984)
Purchase of property and equipment         (      31,559)      (      31,005)
                                            ____________        ____________
Net cash flows used in
     investing activities                  (     382,520)      (     173,989)
                                            ____________        ____________

Cash flows from financing activities
Proceeds from line of credit borrowings	         188,582           1,175,738
Repayments of amounts advanced from
     Total Supply Systems, Inc.            (     353,749)      (     260,491)
Payments on long-term debt                 (      55,262)      (     176,635)
Proceeds from note receivable                       -                 64,191
Proceeds from issuance of common stock,
     net of issuance costs                          -                402,000
Proceeds from issuance of preferred stock,
     net of issuance costs                     1,827,626                -
                                            ____________        ____________
Net cash provided by financing activities      1,607,197           1,204,803
                                            ____________        ____________

Net increase in cash and cash equivalents      1,357,483              65,780
Cash and cash equivalents
     at beginning of period                       21,771              16,057
                                            ____________        ____________
Cash and cash equivalents
     at end of period                        $ 1,379,254       $      81,837
                                            ============        ============

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

The financial statements at September 30, 1996 and September 30, 1995 reflect the combined accounts of the Company and its subsidiaries. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.


2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales increased to $8,349,138 for the nine months ended September 30, 1996 from $7,872,556 for the nine months ended September 30, 1995 or an increase of 6.1%. Sales for the third quarter of 1996 increased 6.7% when compared to the third quarter of 1995. The increase in sales resulted from new business at the Company's four existing distribution centers, which more than offset the impact of the closure of the Chattanooga distribution center during the third quarter of 1995 and the decline in corrugated prices that occured during the first six months of 1996.

The Company's existing distribution centers experienced comparible sales increases of 23.2% in the first nine months of 1996. Unfortunately, the Company's sales were impacted unfavorably by declining corrugated prices. While sales at existing distribution centers increased 23.2%, manufactured square feet of product sold increased by 39.8% compared to the same period in 1995. Overall the sales numbers reflect strong demand for the Company's services during 1996.

Cost of sales increased to $6,237,573 or 74.7% of sales for the nine months ended September 30, 1996 from $6,161,217 or 78.3% for the nine months ended September 30, 1995. Cost of sales for the third quarter of 1996 declined to $2,078,858 or 72.6% of sales from $2,110,927 or 78.6% of sales for the third quarter of 1995. The improvement in profit margins reflects the Company's ability to purchase product more efficiently as a result of the overall improved financial condition of the Company.

Operating expenses declined to $1,825,896 for the first nine months of 1996 from $1,946,153 for the same period in 1995, a 6.2% decrease. Several factors contributed to the year to date decrease in operating expenses including the closure of the Chattanooga distribution center, reduced payroll costs, and the impact of the Company's cost cutting program. Expenses for the quarter ended September 30, 1996 were up $49,071 compared to the same period in 1995, which resulted prmiarily from increased costs related to higher delivery expenses, insurance and other miscellaneous expenses.

As a result of the foregoing factors, the Company had operating income of $285,669 for the nine months ended September 30, 1996 compared to an operating loss of $234,814 for the nine months ended September 30, 1995. This represents a $520,483 improvement in results from operations for the comparable nine month period. For the three months ended September 30, 1996, the company had operating income of $89,882 compared to an operating loss of $39,647 for the three months ended September 30, 1995, an improvement of $129,529.

Other income declined to $51,766 for the nine months ended September 30, 1996, from $205,016 for the nine months ended September 30, 1995. This decline reflects the fact that during 1995 the Company settled certain payables at a substantial discount. Interest expense increased to $201,475 for the nine months ended September 30, 1996 from $169,898 for the nine months ended September 30, 1995. This increase reflected the impact of increased borrowings under the long term debt agreement with the CIT Financial Group during the first six months of 1996. For the quarter ending September 30, 1996, interest expense declined $2,440 from the same quarter in 1995, reflecting the impact of the Company's improving financial condition.

As a result of the foregoing factors, the Company had net income of $135,960 for the nine months ended September 30, 1996 and net income of $89,882 for the quarter ended September 30,1996. This represents an improvement of $335,656 when compared to the first nine months of 1995 and an improvement of $129,529 when compared to the quarter ended September 30, 1995. These results also reflect a third straight profitable quarter, a first in the Company's short history.


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

The completion of this transaction coupled with the agreement already in place with CIT Financial provides the liquidity needed to fund the future short term expansion plans of the Company. In addition, during the third quarter of 1996 the Company completed the repayment of the subordinated debenture to Total Supply Systems, Inc.. The completion of this repayment will have a significant favorable impact on the Company's future cash flow.

On July 10, 1996 the Board of Directors approved grants under the Long Term Incentive Stock Option program which was approved by the shareholders on May 14, 1996. Grants totaling the equivalent of 278,750 shares were issued at a grant price of $1.00 per share. These grants contain vesting rights over a four year period. The first 25% of these grants will vest on July 10, 1997.

Part II--Other Information

      Item 6--Exhibits and Reports on Form 8-K

               a) Exhibit 11 Statement Re: Computation of Per Share Earnings

                               Three months ended            Nine months ended
                                 September 30                  September 30

                               1996	        1995          1996         1995
                           __________   __________    __________   __________
Average shares
outstanding                 5,679,411    5,664,211     5,675,829    5,440,920

Net effect of
common stock
equivalant                  2,531,646       -0-          845,076       -0-
                           __________   __________    __________   __________

Totals                      8,211,057    5,664,211     6,520,905    5,440,920

Net Income                 $   89,882   $ ( 39,647)   $  135,960   $ (199,696)

Per Share amount             	$   .01    $  (.01)      $    .02      $  (.04)

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


October 22, 1996