Form 10QSB/A
period 1996-09-30
JOTAN INC
filed 1996-10-24
CIK 921381

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

As a result of the foregoing factors, the Company had operating income of $285,669 for the nine months ended September 30, 1996 compared to an operating loss of $234,814 for the nine months ended September 30, 1995. This represents a $520,483 improvement in results from operations for the comparable nine month period. For the three months ended September 30, 1996, the company had operating income of $137,348 compared to an operating loss of $25,664 for the three months ended September 30, 1995, an improvement of $163,012.

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