Form 10KSB
period 1996-12-31
JOTAN INC
filed 1997-03-17
CIK 921381

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
    SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-KSB
                         (Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996


Commission File Number:    0-24188

                            JOTAN, INC.
       (Exact name of registrant as specified in its charter)

       FLORIDA                            59-3181162
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)        Identification No.)

     118 WEST ADAMS STREET, SUITE 900
     JACKSONVILLE, FLORIDA 32202
     (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code 904-355-2592

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
            Common Stock, $.01 par value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                     Yes [x]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.               Yes [x]   No [ ]

Registrant's revenues for the fiscal year ended December 31, 1996 were $11,659,754.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1996 (last price sold in December) was $12,244,810.

The number of shares outstanding of Common Stock, $.01 par value, as of February 1, 1997: 5,679,411.

Documents Incorporated by Reference

Portions of the Jotan, Inc. Proxy Statement dated March 22, 1996 are incorporated by reference in Part II and Part III.

Traditional Small Business Disclosure Format (check one):
                                              Yes [ ]  No [x]

                               Jotan, Inc.

                               Form 10-KSB




                            Table of Contents              Page

                                 PART I

Item 1.  Description of Business....................................... 1
Item 2.  Description of Property....................................... 5
Item 3.  Legal Proceedings............................................. 5
Item 4.  Submission of Matters to a Vote of Security
          Holders...................................................... 6

                                PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Shareholder Matters.................................. 6
Item 6.  Management's Discussion and Analysis or Plan
          of Operations................................................ 6
Item 7.  Financial Statements..........................................13
Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.......................13

                                PART III

Item 9.  Directors, Executive Officers, Promoters
          and Control Persons, Compliance with Section
          16(a) of the Exchange Act....................................14
Item 10. Executive Compensation........................................15
Item 11. Security Ownership of Certain Beneficial Owners
          and Management...............................................15
Item 12. Certain Relationships and Related Transactions................15
Item 13. Exhibits and Reports on Form 8-K..............................15

                                 PART I

Item 1. Description of Business

Business Development

Jotan, Inc. (the Company) is primarily engaged in the business of distributing packaging and shipping supplies through its service and distribution centers located in the southeastern United States. The Company was originally organized on December 5, 1988 under the laws of the State of Idaho as Antelope Resources, Inc. The Company had a limited operating history in the mining and mineral exploration business and was inactive for several years prior to March, 1994.

In March, 1994, the Company entered into a transaction whereby it acquired all the issued and outstanding shares of the capital stock of Jotan, Inc., a Florida corporation (Jotan-Florida), in exchange for 4,750,000 shares (post-split as hereinafter defined) of authorized but previously unissued common stock of the Company. As a result of this transaction, Jotan-Florida became a wholly owned subsidiary of the Company and the Company changed its corporate name to Jotan, Inc.

Following the acquisition of Jotan-Florida, the Company, through its wholly owned subsidiary Jotan-Florida, has become actively engaged in the business of distributing packaging and shipping supplies. Jotan-Florida was created in 1993 and currently consists of four subsidiary service and distribution centers located in three states; Atlantic Bag & Paper Company (Florida),
Jotan Thomasville (Georgia), Jotan Auburndale (Florida) and Jotan Greenville (South Carolina). Each distribution center services customers in its general geographical area. The Company anticipates adding new operating locations as business demands warrant and as funds become available to the Company for expansion.

For the period 1991-1994 during the development of the Jotan system, the nature of the business of Atlantic Bag & Paper Company changed from being primarily a distributor of restaurant and industrial supplies in Northeast Florida, of which packaging and corrugated products was a small portion of the overall product mix, to being primarily a Just On Time supplier of packaging products. This change was completed during 1994 after the acquisition of Atlantic Bag & Paper by Jotan.

On May 14, 1996 the stockholders approved a proposal to change the Company's state of incorporation from Idaho to Florida (the Reincorporation) and to increase the Company's authorized shares of common stock from ten million (10,000,000) to forty million (40,000,000) and to authorize a class of blank-check preferred stock. The Reincorporation and the change in authorized shares was accomplished by merging the Company into the Company's wholly-owned subsidiary, Jotan-Florida.

The Company's principal executive offices are located at 118 West Adams Street, Suite 900, P.O. Box 836, Jacksonville, Florida 32201, and its telephone number is (904) 355-2592.


Present Business Activities

The Company is engaged in distributing to service businesses, agricultural enterprises, and manufacturers of consumer and industrial products, through the Company's service and distribution centers located in the southeastern United States, packaging and shipping supplies such as corrugated boxes, bubble and shrink wrap, foam filling, packing peanuts, pallet wrap and related equipment. The Company offers its customers a comprehensive line of products and services on a "Just On Time As Needed" (Jotan) basis, whereby the Company determines the daily packaging and shipping supply demands of its customers and delivers to the customer, as needed, the finished packaging and shipping products tailored to the customer's needs. The Company designs a supply system for each customer based on "just in time" inventory management by providing all of the customer's packaging and shipping supplies as needed.

The Company has developed a supply system of inventory management which provides a single source for all of its customers' packaging and shipping supplies and which is designed to save the customer time, effort, storage space and money. By using the Company's services, a customer can eliminate its packaging and shipping supplies inventories thereby freeing up warehouse space, reducing labor costs and reducing required capital. Customers can fulfill their packaging and shipping supply needs on a schedule tailored to their specific production runs and manufacturing systems. Common problems encountered by manufacturers such as procurement, storage, delivery and financing of packaging and shipping supplies, become the responsibility of the Company.

Typically, when a new customer selects the Company to provide all of its packaging and shipping supplies, the Company, in order to fully understand the customer's business requirements, determines the daily needs of the customer based on its historical buying cycle for supplies. The Company offers to its customers a variety of products and services including new products, new uses for existing products, and new product methodologies. Also, the Company can provide its customers with packaging equipment and services related to product testing, package design, artwork and inventory control. The Company then is able to supply its customers, as needed, all of their packaging and shipping supplies customized to each individual customer's specifications.

Products

The Company is a service oriented business that provides to its customers all of their packaging and shipping supplies and related products. All of the Company's products are acquired from corrugated products manufacturers and packaging and shipping supply manufacturers. Special and customized products which are designed by the Company are also ordered directly from the manufacturers. All products are shipped directly from the suppliers to the Company's local service and distribution centers where they are stored until needed by the Company's customers. The products are then delivered to the respective customers "as needed".

The Company currently purchases its products primarily from five major packaging and shipping products manufacturers possessing sufficient production capacities to meet the demands of the Company and its customers. These companies are Stone Container (which supplies approximately 35% of purchases), Inland Container (which supplies approximately 34% of purchases), Union Camp, Tenneco Packaging and Jefferson Smurfit. These suppliers manufacture container board, corrugated containers, Kraft paper, paper and poly bags, newsprint, specialties, market pulp, flexible packaging and wood products. The Company also purchases from its suppliers specific products such as bubble and shrink wrap, foam filling, packing peanuts, pallet wrap, tape, labels, and related packaging equipment. Because there are many manufacturers of its products, the Company does not rely on any single supplier or limited source in order to meet customer demands and the Company has available to it several practical alternative sources for all of its products. Due to the competitive nature of the business and the immediate availability of products, the Company is confident that in the event of any unusual disruption of supply, it will be able to locate alternative sources.

Research and Development

The Company has not allocated funds for conducting research and development activities and, because of the nature of the Company's business, it is not anticipated that funds will be allocated for research and development in the immediate future. Development of special or customized products for a customer is usually facilitated through the Company's representatives working closely with the customer to design the specific product required to meet the customer's needs.

Marketing and Distribution

The Company is currently operating in the southeastern United States and has established four service and distribution centers located in Northern and Central Florida, Southern Georgia and South Carolina. The Company holds itself out to be a service organization acting as an extension of its customers' purchasing, warehousing, shipping and manufacturing departments. From its corporate headquarters in Jacksonville, Florida, the Company provides its distribution centers with planning and budgeting services, financial controls, procurement, information systems, personnel training and guidance in the marketing of specialized product lines. Inventory maintained at each of the Company's facilities is based on customers' requirements including the type of product needed and optimal production runs. The Company is able to purchase supplies from the lowest cost producer locally, regionally or nationally, and then deliver the products to its customers as needed.

The Company maintains a direct sales force that solicits business from potential customers within the immediate area of each respective service and distribution center. Each of the Company's representatives work closely with their customers to develop a customized plan to maximize the efficiency of inventory control for packaging and shipping supplies.

Each of the Company's service and distribution centers concentrates on attracting and retaining customers from within the general geographical area of the facility. Because of the nature of the Company's business of providing its customers with needed supplies on a timely basis, the Company believes that the ideal marketing area is within a 150 mile radius of each service and distribution center. The Company markets its products and services to a wide variety of manufacturers and businesses including service businesses, agricultural enterprises, and manufacturers of consumer and industrial products and therefore, management believes that it is not dependent on any single customer or account.


Competition

The Company is in direct competition with manufacturers of corrugated boxes and other manufacturers of packaging and shipping products that market directly to end users. Many of the Company's competitors possess greater financial and personnel resources than the Company. The Company's main competitors are production oriented and are not intent on offering their customers the specialized and individual service upon which the Company bases its business. Management believes that there exists a viable market place for consolidating the packaging and shipping needs of customers and providing these customers with customized products as needed by the individual customers. Management further believes that the Company is able to compete with these other companies because of its more personalized service and because of its ability to deliver packaging and shipping materials to its customers at a competitive price on a just-on-time-as-needed basis. Such ability to compete, however, depends upon the ability of the Company to finance its acquisition of inventory sufficient to satisfy the customer.


Patents and Trademarks

The Company does not hold nor has it applied for any patents on any of its products and the Company's business is not dependent on any patent, royalty agreement, franchise or license. The Company has filed a trademark application or the name "Jotan", which application is still pending.

Government Regulation

The distribution of packaging and shipping supplies is not specifically regulated by any particular government agency, either federally or locally. Aside from the general business regulatory requirements, the Company is not aware of any specific governmental approvals or licenses that must be obtained or maintained.

Employees

As of the date hereof, the Company employs 28 people full-time, consisting of 10 in marketing and management, 5 clerical persons, and 13 drivers and warehouse persons. Management currently anticipates hiring additional employees as business warrants and as funds are available.

Facilities

The Company's principal executive offices are located in Jacksonville, Florida. Each of the Company's service and distribution centers occupy separate warehouse facilities. For a more detailed description of these facilities, please refer to Item 2, "Description of Property". On December 23, 1996, the Company entered into a lease of warehouse space in Dallas, Texas, which will house a new distribution center serving the Texas and Oklahoma markets. This center is scheduled to begin operations during the first quarter of 1997. Management believes that its present office facilities are adequate for the Company's current business operations. Additional facilities will be added as business warrants and as funds are available.


Industry Segments

No information is presented as to industry segments as it is not applicable. The Company is presently engaged in the principal business of distributing packaging and shipping supplies and related products. Reference is made to page F-3 of this Form 10-KSB for the Company's statement of operations.

Item 2. Description of Property

The Company's principal place of business and executive offices are located at 118 West Adams Street, Jacksonville, Florida 32202 and consist of 5,000 square feet of office space which is subject to a five year lease expiring in 1999. Each of the Company's service and distribution centers lease or own separate warehouse and office space in their respective cities of operation. Jotan, Inc. purchased and currently occupies a facility of approximately 75,550 square feet in Thomasville, Georgia. Jotan's Auburndale operations occupies approximately 28,360 square feet in Auburndale, Florida which is subject to a three year lease expiring July 31, 1998. Jotan Greenville operations occupies approximately 39,000 square feet in Spartanburg, South Carolina which is subject to a three-year lease expiring August 26, 1997. Atlantic Bag & Paper occupies approximately 60,000 square feet in Jacksonville which is subject to a ten-year lease expiring 2004. In December, 1996, the Company entered into a two-year lease of 21,692 square feet of warehouse space in Dallas, Texas expiring in December 31, 1998. This distribution center is expected to open in the first quarter of 1997.

Each of the Company's facilities is deemed adequate for its current business, although the Company will expand or move to larger facilities as its business warrants and as funds are available. In the opinion of management, the Company's properties are adequately covered by insurance.

The Company does not anticipate investing in or purchasing assets and/or property for the purpose of capital gains. It is the Company's intention to purchase assets and/or property for the purpose of enhancing its primary business operations. The Company is not limited as to the percentage amount of the Company's assets it may use to purchase any additional assets or properties.

Item 3. Legal Proceedings

On July 18, 1996, The February One Group, Inc. (February One) filed suit against the Company in a dispute over the repayment of a loan that February One made to the Company. The Company believes that it has an offsetting claim against February One in a dispute over a failed financing attempt by Coleman & Co. The Company believes that any liabilities to February One have been adequately provided for in its financial statements.

There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.


Item 4. Submission of Matters to a Vote of Security Holders

Information required by this item number has been omitted because it is inapplicable.

                           PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

There has not been an established public trading market for the shares of the Company's common stock. Quotations on the Company's common stock, when available, are published on the OTC Bulletin Board under the symbol "JTAN", and in the National Quotation Bureau, Inc. (NQB) "pink sheets" under "Jotan, Inc."

As of December 31, 1996, there were 145 holders of record of the common stock, which figure does not take into account those shareholders whose certificates may be held in the name of broker-dealers.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions to holders of the Company's common stock in the foreseeable future. The Company, except as discussed below, currently intends to retain and reinvest future earnings to finance its operations.

On May 16, 1996, the Company signed an agreement which resulted in the sale of 1,265,823 shares of Series A Convertible Preferred Stock to F-Jotan, L.L.C. an affiliate of Fairview Capital L.L.C. a Raleigh, North Carolina based private investment company. The Series A Convertible Preferred Stock carries an 8% annual dividend payable in additional shares of preferred stock, beginning January 1, 1997.

On February 28, 1997, the Company entered into an agreement with Rice Partners II, L.L.P. to purchase $10 million of Series B Preferred Stock. The Series B Preferred Stock will accrue dividends at a rate of 8.0% per annum, payable quarterly in cash or, at the Company's option, in kind by the issuance of additional shares of Series B Preferred Stock. (for a more complete discussion of the Fairview and Rice transactions see the Liquidity and Capital Resources section included in Item 6 below).

Item 6. Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. As set forth in Item I above, prior to the acquisition of Jotan-Florida, the Company had no operating history. Therefore, all discussions below concerning the Company prior to March 31, 1994 relate to the operations of Jotan-Florida and its subsidiaries including Atlantic Bag and Paper Company.


Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items in the Company's Statement of Operations for each of the three years in the period ended December 31, 1996. It should be noted that percentages throughout this analysis are stated on an approximate basis.

                               Years ended December 31
                             1996        1995        1994
                          ----------  ----------  ----------
Sales                        100%        100%        100%
Costs of sales                75          79          82
Gross profit                  25          21          18
Operating expenses            22          25          26
Operating income/(loss)        3          (4)         (8)
Other expenses                (2)         (1)         (2)
Income/(loss) before taxes     1          (5)        (10)
Income tax expense             -           -           -
Net Income/(loss)              1          (5)        (10)

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

Net sales increased to $11.7 million, or 12.5% for the year ended December 31, 1996 from $10.4 million for the year ended December 31, 1995. The increase in sales resulted from new business at the Company's four existing distribution centers, which more than offset the impact of the closure of the Chattanooga distribution center during the third quarter of 1995, and the decline in corrugated prices that occurred during the first six months of 1996. The Company's existing distribution centers experienced increased sales in 1996 of $2.2 million, a 23.2% increase compared to the year ended December 31, 1995.

Cost of goods sold increased from $8.2 million, or 79.4% of sales, for the year ended December 31, 1995 to $8.8 million, or 75.1% of sales, for the year ended December 31, 1996. The decline in cost of goods sold as a percentage of sales from 1995 to 1996 reflects the decrease in cost of corrugated and packaging products which occurred during the first six months of 1996. While a significant portion of those decreases were passed on to customers, the Company was able, through better defined product sourcing, increased inventory turns, and the improved financial condition of the Company, to improve its gross profit margins.

Operating expenses declined 3.6% to $2.5 million for the year ended December 31, 1996 as compared to $2.6 million for the same period in 1995. Several factors contributed to this decrease including the closure of the Chattanooga distribution center and lower expenses related to the collection of accounts receivables.

As a result of the foregoing factors, the Company had a profit from operations of $382,000 for the year ended December 31, 1996 compared to a loss from operations of $472,158 for the year ended December 31, 1995.

Interest expense increased $45,897 to $271,138 for the year ended December 31, 1996 due principally to an increase in average debt outstanding. The increased borrowings were incurred primarily to fund internal growth of the Company. Other income declined to $63,107 in 1996 from $170,077 for the year ended December 31, 1995, reflecting the completion of the vendor settlement project in 1995.

As a result of the foregoing, the Company had net income of $173,658 or primary earnings per share of $.03 for the year ended December 31, 1996 compared to a net loss of $527,322 or $.10 a share for the year ended December 31, 1995.

Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994


Net sales decreased to $10.4 million or 15.1% for the year ended December 31, 1995 from $12.2 million for the year ended December 31, 1994. The decline in sales primarily resulted from the closure of distribution centers in Nashville and Knoxville, and the sale of the assets of Source of Supply, Inc., a wholly owned Jotan subsidiary, all of which occurred in the fourth quarter of 1994 as part of the Company's overall plan to reduce expenses. In August 1995, the Company closed its distribution center in Chattanooga. This center was no longer economically viable as a result of increased competition in the poultry packaging market which made up more than 85% of the Chattanooga location's sales. For the year ended December 31, 1994, sales from distribution centers subsequently closed represented 22.8% of consolidated sales.

Sales increased for the year ended December 31, 1995 compared to the same period in 1994 at the Company's distribution centers in Thomasville (30%), Auburndale (27%), and Greenville (353%), which opened in May of 1994, partially offsetting the decline in sales resulting from the Company's cost cutting measures. Sales at Atlantic Bag & Paper, a subsidiary of the Company declined by 45% for the year ended December 31, 1995. This decrease resulted from restructuring the Atlantic Bag & Paper warehouse from a general distribution center to a packaging products distribution center.

Cost of goods sold decreased to $8.2 million or 79.4% of sales for the year ended December 31, 1995 from $10.0 million or 81.6% of sales for the year ended December 31, 1994. This improvement reflected the decrease in cost due to the softening of demand in the nationwide corrugated and packaging markets that occurred during the second half of 1995.

Operating expenses decreased to $2.6 million for the year ended December 31, 1995 from $3.2 million for the same period in 1994, a 19.1% decrease. This decrease reflects the impact of the Company's cost cutting efforts that began during the fourth quarter of 1994.

Other income improved to $179,296 for the year ended December 31, 1995 from $69,571 for the year ended December 31, 1994. This increase reflected the favorable settlement of disputed amounts owed to vendors.

Interest expense increased to $225,241 for the year ended December 31, 1995 compared to $185,157 for the same period in 1994. This increase reflected the increased cost of borrowing related to The CIT Group/Credit Finance, Inc. line of credit that was entered into at the end of the second quarter of 1995. The loss on sale of assets improved from $102,904 for the year ended December 31, 1994 to $9,219 for the same period in 1995. The loss in 1994 primarily related to the sale of the assets of Source of Supply, Inc., a wholly-owned subsidiary.

As a result of the foregoing factors, a net loss of $527,322, or $.10 a share was incurred for the year ended December 31, 1995. This compares to a net loss of $1,203,863, or $.25 per share for the year ended December 31, 1994.

Subsequent Events

The Company entered into a Share Purchase Agreement, dated as of December 19, 1996, among the Company, Southland Holding Company (Southland) and the shareholders of Southland (the Share Purchase Agreement) to acquire all of the issued and outstanding shares of common stock of Southland for an aggregate purchase price of approximately $27.5 million (subject to adjustment) (the Acquisition). In connection with the Acquisition, Jotan is paying non-competition fees to the shareholders of Southland in the aggregate amount of $6.6 million. Southland is a leading supplier of corrugated packaging products to the moving and storage industry, as well as to companies in the air freight and perishable food markets, with operations in eleven strategic markets in the United States. Management believes that the acquisition of Southland will allow the Company to leverage its service strategy into additional markets, will allow the Company to market more attentively to national accounts, will facilitate purchasing efficiency through increased volume discounts and will provide opportunities to capture administrative operating efficiencies, as well as providing a base for the acquisition of further strategic assets focused on the packaging industry. Southland's revenues for the year ended April 30, 1996 were $62.5 million. The transaction closed on March 4, 1997 with an effective date of February 28, 1997.

Liquidity and Capital Resources

Through September 8, 1994, the Company had borrowed money from Total Supply pursuant to an arrangement similar to a line-of-credit. In addition, on December 31, 1993, the Company issued a note payable for $750,000 to Total Supply for the purchase of Atlantic Bag & Paper. On September 8, 1994, the Company refinanced its line-of-credit arrangement and the $750,000 note payable with Total Supply by issuing to Total Supply a convertible subordinated debenture which carried an interest rate of prime plus one percent and which was convertible into the Company's common stock at any time at the conversion rate of $5.00 per share.

On February 22, 1995, the Company entered into a new financing agreement with Total Supply, Inc., which replaced the previous convertible debenture which provided for interest at prime plus 1% and conversion at the option of the holder at $5 per common share. The new agreement, converted a portion of the face value ($919,833) into shares of common stock at fair value (as determined by valuation on February 17, 1995). The balance of $750,000 was non-convertible and payable over a 81-week period beginning February 27, 1995 at $10,000 per week including interest at 9.25%, payment of which was completed in September, 1996. In April 1995, the fair value of the stock, for purposes of this transaction, was determined and 306,611 shares of common stock were issued in cancellation of $919,833 of convertible subordinated debenture.
Also, during 1995, the Company sold 204,100 shares of common stock and received $402,000 in proceeds.

On June 14, 1995, the Company entered into a long-term financing agreement with The CIT Group/Credit Finance, Inc. (The CIT Group). This agreement provided an asset based credit line of up to $2,000,000 with advances against the line based on percentages of accounts receivable and inventory. The interest rate for this credit line is 3% over the prime rate announced by the Chemical Bank of New York. Certain fees relating to obtaining this credit facility are being amortized over the three year life of the agreement. As collateral for the credit line, the Company pledged a security interest in its assets. The Company used some of the proceeds from this facility to buy back receivables and cancel an existing factoring arrangement with Cambridge Factors.

On May 14, 1996, shareholders authorized the change in the Company's state of incorporation through the merger of Jotan, Inc. an Idaho corporation (Jotan-Idaho) into Jotan, Inc., a Florida corporation and wholly owned subsidiary of Jotan-Idaho (Reincorporation Merger). The Reincorporation Merger was completed on May 16, 1996.

This change in capital structure allowed the Company to arrange for the sale of a preferred class of stock. On May 16, 1996, the Company signed an agreement to sell up to $6,000,000 in Series A Convertible Preferred Stock to an affiliate of Fairview Capital L.L.C., a Raleigh, North Carolina based private investment company. The initial funding closed May 16, 1996 and provided the Company $2,000,000 through the sale of 1,265,823 shares of Series
A Convertible Preferred Stock to F-Jotan, L.L.C., the Fairview affiliate.
Under the terms of the Series A Convertible Preferred Stock Purchase
Agreement, the Company may sell an additional $4,000,000 of Series A Convertible Preferred Stock to the investors subject to certain conditions set forth in the Series A Convertible Preferred Stock Purchase agreement. The
Series A Convertible Preferred Stock has voting rights equivalent to the common stock and carries an 8% annual dividend, which is payable beginning January 1, 1997, in additional shares of preferred stock.

In order to obtain financing for the Southland transaction and fund future expansion, the Company signed an agreement on February 28, 1997 with Rice Capital II L.L.P. to purchase $9 million of senior subordinated debt and $10 million of senior redeemable preferred stock (Series B Preferred Stock). F-Southland, L.L.C., a North Carolina limited liability company, and FF-Southland Limited Partnership, a North Carolina limited partnership (collectively, the Southland Purchasers), entities affiliated with Franklin Street/Fairview Capital, L.L.C. (Fairview), will purchase an aggregate amount of $2 million of such senior subordinated debt and $2 million of such senior redeemable preferred stock in lieu of Rice. Rice and the Southland Purchasers are using working capital derived from partner or member contributions as the source of the consideration to be paid by them for the senior subordinated debt and senior redeemable preferred stock.

The senior subordinated debt will bear interest at a rate of 12.5% per annum, with a default rate of 15.5% per annum. Interest is payable quarterly for eight years, with principal due in equal quarterly installments beginning in the seventh for a two-year period. Prepayments of the subordinated debt are allowed but are subject to premiums ranging from 12.5% during the first year to 0% commencing in the sixth year. The senior subordinated debt is subordinated to the Company's senior debt and is unsecured. Rice and the Southland Purchasers will be paid pro rata portions of a fee of $225,000 for providing the subordinated debt financing, of which $75,000 has been paid to Rice. The documentation for the subordinated debt includes customary restrictive covenants and agreements by the Company, including financial covenants and limitations on the Company's debt, disposition of assets, incurrence of liens and encumbrances, payment of dividends, investments and executive compensation.

In addition to the senior subordinated debt, Rice and the Southland Purchasers will also receive pro rata portions of warrants to purchase 3,227,471 shares of Common Stock, representing 13.5% of the outstanding Common Stock on a fully diluted basis, which will be exercisable for a term of ten years (the 13.5% warrants). The total exercise price of the 13.5% warrants is a maximum of $100. The warrants will be recorded at estimated fair market value and the related discount amortized to interest expense over the term of the senior subordinated debt. The Common Stock issuable upon exercise of the 13.5% warrants is subject to registration rights that will allow the holders to require the registration of such shares on not more than two occasions, and to include such shares in other registrations by the Company, subject to certain restrictions.

The 13.5% warrants include customary antidilution provisions and allow the holder to sell (put) the 13.5% warrants to the Company at a price equal to the greater of their book value or their fair market value (the Put Price) at any time after the earlier to occur of (i) the fifth anniversary of closing, (ii) prepayment of the Subordinated debt in full, (iii) a material change in the ownership of the Company, (iv) a merger or sale of all or a majority of the Company's assets, or (v) the Company's default in performing certain covenants contained in the documents governing the Subordinated debt. The Company will have the right to purchase (call) the 13.5% warrants at any time after the sixth anniversary of closing for a price equal to the Put Price. As long as the Subordinated debt is outstanding, Rice and Fairview will each have the right to attend and observe all meetings of the Board of Directors.

The Series B Preferred Stock will accrue dividends at a rate of 8.0% per annum, payable quarterly in cash or, at the Company's option, in kind by the issuance of additional shares of Series B Preferred Stock. Series B Preferred Stock will have a liquidation preference over all other shares of Common Stock and preferred stock, including the Series A Convertible Preferred Stock that is currently held by F-Jotan, an affiliate of Fairview. The Series B Preferred Stock may be redeemed by the Company at any time, but subject to premiums ranging from 12.5% during the first year to 0% commencing in the sixth year. Redemption of the Series B Preferred Stock is mandatory on the eighth anniversary of closing. Rice and the Southland Purchasers will be paid pro rata portions of a fee at closing of $250,000 for providing the Series B Preferred Stock financing. The Series B Preferred Stock will entitle the holders thereof at all times that it is outstanding to elect the majority of the Board of Directors.

In addition to the Series B Preferred Stock, Rice and the Southland Purchasers will also receive pro rata portions of warrants to purchase 11,953,596 shares of Common Stock, representing approximately 50% of the issued and outstanding Common Stock on a fully diluted basis, which will be exercisable for a term of ten years (the 50% Warrants). The total exercise price of the 50% warrants is a maximum of $100. The portion of the 13.5% warrants and the 50% warrants being acquired by Rice, in the aggregate, will allow Rice to acquire upon exercise approximately 50.5% of the outstanding Common Stock on a fully diluted basis. Through conversion of the Series A Convertible Preferred Stock and exercise of the portion of the 13.5% warrants and the 50% warrants being acquired by the Southland Purchasers, affiliates of Fairview will after the closing of the Proposed Transactions have the right to acquire approximately 24.12% of the outstanding Common Stock, on a fully diluted basis. The Common Stock issuable upon exercise of the 50% warrants is subject to registration rights that will allow the holders to require the registration of such shares on not more than two occasions, and to include such shares in other registrations by the Company, subject to certain restrictions. The put and call rights associated with the 50% warrants are identical to the similar rights of the 13.5% warrants described above.

The former holders of Common Stock will collectively own approximately 25.38% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to the proposed transactions. Rice will be the Company's largest holder, beneficially owning approximately 50.5% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to the proposed transactions. In addition, the Southland purchasers will beneficially own approximately 13% of the outstanding shares of Common Stock and F-Jotan will beneficially own approximately 11.12% of the outstanding shares of Common
Stock on a fully diluted basis after giving effect to the proposed transactions. Each of Rice and the Southland purchasers will be required to file with the Securities and Exchange Commission (the Commission) statements reporting their respective beneficial ownership of Common Stock pursuant to
Section 13(d) of the Exchange Act. For purposes of Section 13(d), each of the Southland purchasers and F-Jotan will be deemed to beneficially own the full 24.12% of the outstanding Common Stock on a fully diluted basis as a result of their affiliate status due to their common manager.

The Company signed an agreement with Banque Paribas on February 28, 1997 to obtain up to $12 million in a senior revolving credit facility and $27 million in senior term/acquisition credit facilities. As part of the Banque Paribas financing agreement, the Company has terminated its long term financing arrangement with CIT and paid off other long term credit facilities resulting in $2,098,184 being reclassified as short term debt as of December 31, 1996. These facilities were terminated on February 28, 1997.

As a result of the foregoing transactions, the Company believes it will have adequate capital resources for the foreseeable future.

Net Operating Losses

The Company has accumulated approximately $1.9 million of net operating loss carryforwards as of December 31, 1995 which began to offset taxable income in 1996 and will reduce income taxes in future years. At the end of 1996, $1.7 million of net operating loss carryforwards were still available. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in the year 2008.

Environmental Matters

The Company recently discovered ground water contamination at its Thomasville, Georgia facility which is reportable under Georgia law. The Company has not yet made a determination as to whether any remediation will be required and therefore is unable to estimate the range of loss, if any, at the present time.

New Accounting Pronouncements

The FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on identifiable long-lived assets used in operations and related goodwill when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If an asset is determined to be impaired, a loss is to be recorded based upon the difference between fair value of the asset and its carrying value. Fair value is to be estimated based on estimated selling prices or discounted future cash flows. Statement No. 121 also addresses the accounting for the expected disposition of long-lived assets. The Company has adopted Statement No. 121 effective January 1, 1996, and the effect of adoption was not material to the financial position or the results of operations of the Company.

Also, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation which requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The Company did not change its method of accounting for stock-based employee compensation arrangements and has adopted the disclosure requirements of Statement No. 123 effective January 1, 1996, which are included in Note 9.

Plan of Operation

As a result of the acquisition of Southland Holding Company (Southland), the Company anticipates spending approximately $300,000 to upgrade information systems at Southland and its subsidiaries. The Company also plans to add additional management personnel as needed to respond to the needs of the new larger organization. Management believes that cash flows from operations will be sufficient to fund the future needs of the combined operations of both Jotan and Southland.

In the opinion of management, inflation has not had a material effect on the operations of the Company.


Item 7. Financial Statements

See the financial statements included herein on pages F-1 through F-14.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information required in response to Item 8 is set forth under "Proposal No. 3 for Ratification of Selection of Independent Public Accountants" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

(a)   Directors and Executive Officers

Information with respect to the members of the Board of Directors of the Company is set forth under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Executive officers of the Company and their ages are as follows:

Name                       Age     Position
-----------------------    ----    ---------------------------------
Shea E. Ralph               36     President, Chairman, Chief
                                    Executive Officer
Alton E. Thompson, Jr.      40     Vice President of Sales &
                                    Operations
David Freedman              47     Vice President, Chief
                                    Financial Officer,
                                    Secretary
John P. Moore               37     Treasurer

None of the officers of the Company are officers or directors of any other publicly traded corporation, nor have any of the officers, nor any of the affiliates or promoters of the Company, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgment, or decree involving the violation of any state or federal securities laws.

The business experience of each of the persons listed above during the past five years is as follows:

Shea E. Ralph has been the President, Chief Executive Officer and a director of the Company since March, 1994. Mr. Ralph served as Vice President of Atlantic Bag & Paper Company from 1988 to 1994 and was the founder of Jotan-Florida in 1993. Mr. Ralph attended The University of Florida from 1980 to 1983.

Alton E. Thompson, Jr. was promoted to Vice President of Sales & Operations in August 1995. He joined Jotan, Inc. as General Manager of its Auburndale distribution center in September 1993. Prior to joining Jotan he worked for over 19 years with Jefferson Smurfit Corp. in various manufacturing and sales capacities. Mr. Thompson attended Florida Community College.

David Freedman has been Vice President and Chief Financial Officer of Jotan since May 1994. Prior to joining Jotan, he was president of Tax Concepts, a tax research and consulting company. Before founding Tax Concepts, he was Assistant Vice President-Tax, CSX Corporation. Mr. Freedman graduated from City College of New York in 1971 and received his M.B.A. from Nova University in 1977.

John P. Moore was hired as corporate controller April 1, 1995. Prior to joining Jotan, he was controller of Connerty & Associates, a regional franchisor of Outback Steakhouse and Hooters restaurants. Mr. Moore graduated from Auburn University receiving a B.S. degree in Accounting in June 1982, and has been registered as a C.P.A. with the Alabama State Board since May 1985.

(b)   Compliance with Section 16(a) of the Exchange Act

Information with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 10. Executive Compensation

Information with respect to compensation paid to directors and executive officers is set forth under the caption "Compensation of Directors and Executive Officers," in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information with respect to the security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions," in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
  No.      Exhibit Name
-------    ------------------------------------------------------------------
  3.1      Articles of Incorporation, as amended, is incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form 10-SB, File No. 0-24188.

  3.2      The Articles of Exchange are incorporated herein by reference from
           Exhibit 3.2 to the Company's Registration Statement on Form 10-SB,
           File No. 0-24188.

  3.3 The By-Laws of the Company, as amended and restated, are incorporated herein by reference from Exhibit 3.3 to the Company's
           Registration Statement Form 10-SB, File No. 0-24188.

 10.1 Employment Agreement with Shea E. Ralph is incorporated herein by reference from Exhibit 10.1 to the Company's Registration Statement
           Form 10-SB, File No. 0-24188.


 10.2 Employment Agreement with Jeffrey Allen Barnett is incorporated herein by reference from Exhibit 10.2 to the Company's Registration
           Statement Form 10-SB, File No. 0-24188.

Exhibit
  No.      Exhibit Name
-------    ------------------------------------------------------------------
 10.3      Employment Agreement with David Freedman is incorporated herein by reference from Exhibit 10.3 to the Company's Form 10-KSB for the year ended December 31, 1994.

 10.4 Lease Agreement for Atlantic Bag & Paper Company is incorporated herein by reference from Exhibit 10.3 to the Company's Registration
           Statement Form 10-SB, File No. 0-24188.

 10.5 Lease Agreement for Jotan Auburndale is incorporated herein by reference from Exhibit 10.4 to the Company's Registration Statement
           Form 10-SB, File No. 0-24188.

 10.6 Lease Agreements for Jotan Nashville is incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement
           Form 10-SB, File No. 0-24188.

 10.7 Lease Agreement for Jotan Chattanooga is incorporated herein by reference from Exhibit 10.6 to the Company's Registration Statement
           Form 10-SB, File No. 0-24188.

 10.8      1994 Stock Option Plan is incorporated herein by reference from
           Exhibit 10.7 to the Company's Registration Statement Form 10-SB,
           File No. 0-24188.

 10.9 Lease Agreement for principal place of business and executive offices is incorporated herein by reference from Exhibit 10.8 to the Company's Registration Statement Form 10-SB, File No. 0-24188.

 10.10     Release from Employment Agreement with Jeffrey Allen Barnett dated
           August 19, 1995 is included in this Form 10-KSB.

 10.11 CIT Loan and Security Agreement is incorporated herein by reference from Item 6 of the Company's Form 10-QSB for the period ended
           June 30, 1995, File No. 0-24188.

 10.12 CIT Guaranty is incorporated herein by reference from Item 6 of the Company's Form 10-QSB for the period ended June 30, 1995,
           File No. 0-24188.

 10.13 CIT Subordination Agreement is incorporated herein by reference from Item 6 of the Company's Form 10-QSB for the period ended
           June 30, 1995, File No. 0-24188.

 10.14 Total Supply System Approval of CIT transaction is incorporated herein by reference from Item 6 of the Company's Form 10-QSB for the period ended June 30, 1995, File No. 0-24188.


Exhibit
  No.      Exhibit Name
-------    ------------------------------------------------------------------

 10.15 Total Supply Debt Restructuring Agreement is incorporated herein by reference from Item 6 of the Company's Form 10-QSB for the period ended June 30, 1995, File No. 0-24188.

 10.16     Employment Agreements with Shea E. Ralph, David Freedman, and
           Alton Thompson

 10.17     Form 8-K filed December 24, 1996 -- Share Purchase Agreement

 10.18     Form 8-K filed March 17, 1997 -- Southland Acquisition documents

 11        Statement Re: Computation of Per Share Earnings

 21.1      Subsidiaries

   (b)   Reports on Form 8-K

The Registrant filed a report on Form 8-K in December 1996 related to its agreement to acquire Southland Holding Company, which information is incorporated herein by reference.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	Jotan, Inc.
By (Signature and Title)	___________________________________
      Shea E. Ralph, President, Chairman, Chief Executive
       Officer and Director
Date	March 21, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	___________________________________
     Shea E. Ralph, President, Chairman, Chief Executive
      Officer and Director
Date	March 21, 1996

By (Signature and Title)	___________________________________
     David Freedman, Vice President, Chief Financial Officer,
      Secretary (Principal Financial Officer
      and Accounting Officer)

By (Signature and Title)	___________________________________
     John P. Moore, Treasurer and Controller


By (Signature and Title)	___________________________________
     Suzi Hernandez, Director


By (Signature and Title)	___________________________________
     Jim Lumsden, Director


By (Signature and Title)	___________________________________
     William Hightower, Director


By (Signature and Title)	___________________________________
     Gert Schumann, Director

By (Signature and Title)	___________________________________
     Richard Gray, Director



By (Signature and Title)	___________________________________
     Jerry Calahan, Director

                           ANNUAL REPORT ON FORM 10-KSB

                                ITEM 7, ITEM 13(a)(1)

                                FINANCIAL STATEMENTS

                        YEARS ENDED DECEMBER 31, 1996 AND 1995

SCHEDULE 21.1




Registrant
Jotan, Inc.

Subsidiaries
Atlantic Bag & Paper Company

                             Jotan, Inc. and Subsidiaries

                          Consolidated Financial Statements

                       Years ended December 31, 1996 and 1995





The following financial statements of Jotan, Inc. are included in Item 7:

Report of Ernst & Young LLP, Independent Auditors                 F-1
Consolidated Balance Sheets at December 31, 1996 and 1995         F-2
Consolidated Statements of Operations for the
     Years Ended December 31, 1996 and 1995                       F-3
Consolidated Statements of Stockholders' Equity (Deficit)
     for the Years Ended December 31, 1996 and 1995               F-4
Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1996 and 1995                       F-5
Notes to Consolidated Financial Statements                        F-6

                   Report of Independent Auditors

Board of Directors
Jotan, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jotan, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jotan, Inc. and subsidiaries as of December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Jacksonville, Florida
February 10, 1997, except for
  Note 11 as to which the
  date is March 4, 1997

                    Jotan, Inc. and Subsidiaries

                    Consolidated Balance Sheets



                                                       December 31
                                                     1996        1995
                                                  __________  __________
Assets
Current assets:
     Cash                                         $1,403,214  $   21,771
     Accounts receivable, less allowance
      for doubtful accounts of $33,170 in
      1996 and $68,000 in 1995                     1,553,224     956,426
     Inventory                                     1,181,642   1,261,937
     Other current assets                            323,949     217,840
                                                  ----------  ----------
Total current assets                               4,462,029   2,457,974

Property and equipment:
     Land                                            110,000     110,000
     Buildings and leasehold improvements            502,255     498,954
     Vehicles                                        251,974     262,975
     Furniture, fixtures and equipment               361,383     334,839
                                                  ----------  ----------
Total property and equipment                       1,225,612   1,206,768
     Less accumulated depreciation                  (386,858)   (285,416)
                                                  ----------  ----------
Net property and equipment                           838,754     921,352

Capitalized acquisition costs                        660,296         -
Other assets                                          36,979      70,831
                                                  ----------  ----------
Total assets                                      $5,998,058  $3,450,157
                                                  ==========  ==========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                             $1,525,941  $1,209,020
     Accrued expenses                                221,557      58,862
     Current maturities of notes payable
      and line of credit                           1,716,332     160,571
	Subordinated debenture - payable
      to related party                                   -       353,749
                                                  ----------  ----------
Total current liabilities                          3,463,830   1,782,202

Notes payable, less current maturities               506,097     533,730
Line of credit                                           -     1,107,378


Stockholders' equity:
     Series A convertible preferred stock,
      10,000,000 shares authorized;
      1,265,823 and -0- shares issued and
      outstanding at 1996 and 1995,
      respectively                                    12,658         -
	Voting common stock, $.01 par value;
      10,000,000 shares authorized;
      5,679,411 and 5,664,311 shares issued
      and outstanding at 1996 and 1995,
      respectively                                    56,794      56,643
     Additional paid-in capital                    3,963,983   2,149,166
     Retained deficit                             (2,005,304) (2,178,962)
                                                  ----------  ----------
Total stockholders' equity                         2,028,131      26,847
                                                  ----------  ----------
Total liabilities and
  stockholders' equity                            $5,998,058  $3,450,157
                                                  ==========  ==========

See accompanying notes.

                       Jotan, Inc. and Subsidiaries

                   Consolidated Statements of Operations


                                                Years ended December 31
                                                     1996         1995
                                                -----------  -----------
Sales                                           $11,659,754  $10,366,050
Cost of sales                                     8,758,248    8,225,477
                                                -----------  -----------
Gross profit                                      2,901,506    2,140,573

Operating expenses                                2,519,506    2,612,731
                                                -----------  -----------
Operating income (loss)                             382,000     (472,158)

Other income (expense):
     Interest expense                              (271,138)    (225,241)
     Other income                                    63,107      179,296
     Loss on sale of assets                            (311)      (9,219)
                                                -----------  -----------
Total other expense                                (208,342)     (55,164)
                                                -----------  -----------
Income (loss) before income taxes                   173,658     (527,322)

Income tax expense                                      -            -
                                                -----------  -----------
Net income (loss)                               $   173,658  $  (527,322)
                                                ===========  ===========

Income (loss) per share:
     Primary                                        $   .03      $  (.10)
                                                ===========  ============
     Fully diluted                                  $   .02      $  (.10)
                                                ===========  ============

Weighted average number of shares
outstanding:
     Primary                                      5,704,991    5,497,127
                                                ===========  ===========
     Fully diluted                                7,343,604    5,497,127
                                                ===========  ===========


See accompanying notes.

                   Jotan, Inc. and Subsidiaries

     Consolidated Statements of Stockholders' Equity (Deficit)

             Years ended December 31, 1996 and 1995




                              Series A                               Total
               Voting        Convertible    Additional  Retained Stockholders'
            Common Stock   Preferred Stock    Paid-In   Earnings     Equity
           Shares  Amount    Shares  Amount   Capital   (Deficit)   (Deficit)
        --------- ------- --------- ------- ---------- ------------ ----------
Balance at
January 1,
1995    5,153,600 $51,536       -    $ -     $ 832,447 $(1,651,640) $(767,657)


Voting
common
stock
issued    204,100   2,041       -      -       399,959         -      402,000

Voting
common stock
issued in
conversion of
subordinated
debenture 306,611   3,066       -      -       916,760         -      919,826


Net loss      -       -         -      -           -      (527,322) (527,322)
        --------- ------- --------- ------- ---------- ------------ ----------
Balance at
December
31, 1995
        5,664,311  56,643       -      -     2,149,166  (2,178,962)   26,847

Voting
common
stock
issued     15,100     151       -      -        7,399          -       7,550

Series A
preferred
stock
issued        -       -   1,265,823  12,658  1,807,418         -   1,820,076

Net income    -       -         -       -          -       173,658   173,658

Balance at
December 31,
1996    --------- ------- --------- ------- ---------- ------------ ----------
        5,679,411 $56,794 1,265,823 $12,658 $3,963,983 $(2,005,304) $2,028,131


See accompanying notes.

                       Jotan, Inc. and Subsidiaries

                   Consolidated Statements of Cash Flows


                                         Years ended December 31
                                             1996         1995
                                        -----------  -----------
Operating activities
Net income (loss)                       $   173,658  $  (527,322)
Adjustments to reconcile net income
(loss) to net cash used in operating
activities:
  Directors stock compensation                7,550          -
  Loss on sale of assets                        311        9,219
  Depreciation and amortization             161,756      152,241
  Changes in operating assets
   and liabilities:
    (Increase) decrease in accounts
      receivable                           (596,798)     265,270
    Decrease (increase) in inventory         80,295      (29,323)
    Increase in other current assets       (144,109)     (52,075)
    Decrease (increase) in other assets      33,852      (86,664)
    (Increase) in capitalized acquisition
      costs                                (660,296)         -
    Increase (decrease) in accounts
     payable                                316,921     (786,771)
    Increase (decrease) in accrued
     expenses                               162,695     (118,550)
                                         ----------  -----------
Total cash flows used in
 operating activities                      (464,165)  (1,087,311)


Investing activities
Proceeds from disposition of equipment       13,220      47,349
Purchases of property and equipment         (54,689)    (44,516)
                                         ----------  ----------
Total cash flows used in
 investing activities                       (41,469)    (83,831)


Financing activities
Advances on the convertible subordinated
 debenture                                      -        64,191
Repayments of convertible subordinated
 debenture                                 (353,749)   (391,714)
Proceeds from line of credit and notes
 payable                                    486,698   1,252,379
Proceeds from stock issuance              1,820,076     402,000
Principal payments on notes payable         (65,948)   (150,000)
                                         ----------  ----------
Total cash flows provided from
 financing activities                     1,887,077   1,176,856
                                         ----------  ----------
Net increase in cash                      1,381,443       5,714
Cash at beginning of year                    21,771      16,057
                                         ----------  ----------
Cash at end of year                      $1,403,214  $   21,771
                                         ==========  ==========

Supplementary schedule of non-cash
 investing and financing activities:
    Conversion of debt to shares
     of common stock                     $      -    $  919,826
                                         ==========  ==========

Cash paid during the year for:
    Interest                             $  261,123  $  226,752
                                         ==========  ==========


See accompanying notes.

                     Jotan, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements

                          December 31, 1996

1. Business and Organization

Jotan, Inc. and subsidiaries (the Company) is engaged primarily in the sale of paper products and corrugated boxes in the southeastern United States. The Company's warehouses are strategically located to service an approximate 150 mile area. The Company extends credit terms to a diversified group of customers, primarily businesses. Credit is extended based on an evaluation of each customer's financial condition. One of the Company's customers accounted for 19.1% and 21.3% of total revenues during 1996 and 1995, respectively. The trade receivables are not collateralized.

On March 31, 1994, Antelope Resources, Inc. (Antelope) acquired all of the outstanding stock of the Jotan, Inc. of Florida (Jotan-Florida) in exchange for 4,750,000 shares of authorized but previously unissued shares of Antelope common stock. Subsequent to this transaction, Antelope's corporate name was changed to Jotan, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of Jotan-Florida with Jotan-Florida as the acquirer (reverse acquisition).


2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Jotan, Inc. (the Parent) and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Inventory

Inventory is stated at lower of weighted average cost or market, determined by the first-in, first-out method.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. SFAS No. 109 requires income taxes to be recognized using the liability method. Specifically, deferred tax assets and liabilities are determined based on estimated future tax effects attributable to temporary differences in assets and liabilities for income tax purposes.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the vehicles, furniture, fixtures and equipment vary from five to fifteen years, buildings are depreciated over forty years and leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

Deferred Acquisition Costs

The costs incurred related to acquisitions, which consist primarily of legal and accounting fees, are deferred until the acquisition is completed and then amortized over the estimated useful life. Costs incurred related to acquisitions which will not be completed are expensed.

Revenue Recognition

The Company recognizes revenue when inventory is delivered to the customer or when all contractual obligations have been fulfilled.

Fair Value of Financial Instruments

During 1995, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures About Value of Financial Instruments. The reported amounts in the balance sheets at December 30, 1996 and 1995, respectively, for cash, accounts receivable, accounts payable, barter credits, line of credit, and note payable approximates fair value.

Income (Loss) Per Share

Income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted earnings per share assumes that the Series A Convertible Preferred Stock were converted into common stock as of the date of issuance.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

The FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on identifiable long-lived assets used in operations and related goodwill when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If an asset is determined to be impaired, a loss is to be recorded based upon the difference between fair value of the asset and its carrying value. Fair value is to be estimated based on estimated selling prices or discounted future cash flows. Statement No. 121 also addresses the accounting for the expected disposition of long-lived assets. The Company has adopted Statement No. 121 effective January 1, 1996, and the effect of adoption was not material to the financial position or the results of operations of the Company.

Also, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation which requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The Company did not change its method of accounting for stock-based employee compensation arrangements and has adopted the disclosure requirements of Statement No. 123 effective January 1, 1996, which are included in Note 9.

3. Related Party Transactions

On December 31, 1993, Jotan, Inc. purchased all of the outstanding stock of Atlantic Bag & Paper (AB&P) from Total Supply, Inc. (Total Supply) in exchange for a $750,000 note payable and a security interest in its assets. The acquisition was accounted for on a basis similar to a pooling of interests. The note payable of $750,000 was recorded as a distribution from stockholders' equity in the accounting records of the Company. The amount of the excess ($337,761) of the $750,000 purchase price over the balance of stockholders' equity was recorded as a reduction in the additional paid-in capital of the Company.

During 1994, the Company received advances from Total Supply in an arrangement similar to a line of credit. The advance was added to the face value of the note payable. In 1995, a portion of the debt was converted to shares of common stock (see Note 4). The owner of Total Supply and father of the Company's president, owns 456,611 shares of common stock of the Company. The Company also leases two warehouses from this individual. The leases, which expire in the year 2004, call for monthly lease payments of approximately $4,000 and $1,000. Rent expense under these leases was $63,900 in both 1995 and 1996.

On October 31, 1994, the Company sold all the assets of Source of Supply, Inc., a wholly-owned subsidiary, to Total Supply, Inc. for a promissory note receivable totaling $64,191. The note was paid off February 22, 1996 as part of the new financing agreement with Total Supply, Inc. and interest income of $1,330 was recognized in 1995.

During 1996, the Company paid a Board member approximately $44,000 for consulting services rendered in connection with the acquisition of Southland Holding Company. These costs have been capitalized and are reflected as a noncurrent asset in the balance sheet.

4. Debt

Convertible Subordinated Debenture Payable to Related Party

On February 22, 1995, Jotan, Inc. entered into a new financing agreement with Total Supply and the previous debt agreements (convertible debenture, security, etc.) were canceled. The previous convertible debenture provided for interest at prime plus 1%, conversion at the option of the holder at $5 per common share and prepayment by the issuer was allowed. The new agreement, converted a portion of the face value ($919,833) into shares of common stock at fair value (as determined by valuation on February 17, 1995) and the balance of $750,000 is payable over a 81-week period beginning February 27, 1995 at $10,000 per week including interest at 9.25%.

Principal payments on the new note totaled approximately $392,000 in 1995, leaving a principal balance due of $353,749 at December 31, 1995 which was paid off during 1996.

Line of Credit with CIT Group

On June 14, 1995, the Company entered into a three-year agreement ending in June 1998, with The CIT Group/Credit Finance, Inc. for a $2,000,000 line of credit. The amounts outstanding at December 31, 1996 and 1995 were $1,594,076 and $1,107,378, respectively. The amount outstanding at December 31, 1996 has been classified as a current liability as this line of credit was terminated by the Company in February 1997. The amount to be drawn upon is based on percentages of accounts receivable and inventory. Amounts borrowed under the agreement are secured by the Company's assets and bear interest at prime plus 3%. Interest under the agreement ranged from 11.25% to 11.5% for the year ended December 31, 1996.

Notes Payable

Notes payable as of December 31 consisted of:


                                                        1996       1995
                                                     ---------  ---------
Mortgage note payable with interest at prime
plus 2% (8.25%), principal and interest of
$5,000 due monthly until March 1999;
collateralized by a first mortgage on the
property with a carrying amount of $542,547
and personal guarantee of the president of
the Company.                                         $504,083    $511,736

Notes payable, interest rates ranging from
7.85% to 17.1%, with various principal and
interest amounts due monthly, with maturity
dates from 1997 to 1998; collateralized by
vehicles and equipment with a net book
value of $13,767.                                      17,689      63,252

Capital lease obligations with interest
ranging from 6.0% to 16.3%; principal and
interest of $382 due monthly until April
1999, collateralized by equipment with a
net book value of $10,826.                             11,581      24,313

Notes payable, interest at 12%, payable on
demand.                                                95,000      95,000
                                                   ----------  ----------
                                                      628,353     694,301
Less debt due within one year                         122,256     160,571
                                                   ----------  ----------
                                                    $ 506,097   $ 533,730
                                                   ==========  ==========

Long-term debt matures as follows:
   1997                                  $122,256
   1998                                    17,093
   1999                                   489,004
                                        ---------
Total                                    $628,353

5. Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory rate to pre-tax income as follows:

                                           1996        1995
                                       ----------  ----------
Income tax provision at the U.S.
federal statutory rate                 $   59,044  $ (179,289)
State tax (benefit), net of federal
benefit                                     6,304     (19,142)
Meals and entertainment                     6,785       9,780
Increase in (utilization of) net
operating loss carryforward               (72,133)    188,651
                                       ----------  ----------
Total                                  $      -    $      -
                                       ==========  ==========


The temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 and 1995, are presented below.

                                            1996         1995
                                        ----------  -----------
Allowance for uncollectible
 accounts receivable                    $   12,475  $   25,588
Inventory valuation allowances              15,086      11,289
Depreciation                                15,306      13,386
Net operating loss carryforward            637,734     701,079
Other                                        4,779       6,171
                                        ----------  ----------
                                           685,380     757,513
Valuation allowance                       (685,380)   (757,513)
                                        ----------  ----------
Net deferred tax assets                 $      -    $      -
                                        ==========  ==========


The Company had a net operating loss carryforward for tax purposes as of December 31, 1996 and 1995 of approximately $1,695,000 and $1,863,000, respectively, that may be offset against future taxable income through the year 2010. No tax benefit has been recorded in the 1996 and 1995 consolidated financial statements because the realization of the carryforward is not considered more likely than not at the present time. Accordingly, the deferred tax asset relating to the loss carryforward has been offset by a valuation allowance in the same amount.

6. Operating Leases

The Company leases warehouse and office facilities under operating leases expiring at various dates through 2004. The leases have renewal options ranging from one to two years. Rent expense under these leases was $244,582 and $241,520 for the years ended December 31, 1996 and 1995, respectively.

During 1995, the Company entered into noncancelable operating leases for five trucks which expire in 2002. Rent expense under these leases was $90,683 and $30,228 for the years ended December 31, 1996 and 1995, respectively.

At December 31, 1996, future minimum lease payments for non-cancelable operating leases for the next five years were as follows:

   1997                          $  406,835
   1998                             341,050
   1999                             215,169
   2000                             160,590
   2001                             160,590
   Subsequent years                 252,689
                                 ----------
                                 $1,536,923
                                 ==========

7. Employment Agreements

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. During 1996, the Company entered into three-year employment agreements with Shea E. Ralph, David Freedman, and Alton Thompson pursuant to which they will receive an annual salary of $85,000, $85,000, and $80,000, respectively, subject to adjustment by the Board of Directors. The employment agreements prohibit the employee from directly or indirectly competing with the Company during and for a period of two years following termination of their employment with the Company. In addition, the employment agreement requires the Company to pay the employees their salary for the remaining portion of the three-year term in the event their employment is terminated without cause (as such term is defined in the employment agreement).

8. Shareholders' Equity

On May 16, 1996, Jotan, Inc. (the Company) signed an agreement to sell up to $6,000,000 in Series A Convertible Preferred Stock to an affiliate of Fairview Capital L.L.C., a Raleigh, N.C. based private investment company. The initial funding closed May 16, 1996, and provided the Company $1,820,076, net of expenses, through the sale of 1,265,823 shares of Series A Convertible Preferred Stock to F-Jotan, L.L.C., the Fairview affiliate. Under the terms of the Series A Convertible Preferred Stock Purchase Agreement, the Company may sell an additional $4,000,000 of Series A Convertible Preferred Stock to the investors subject to certain conditions set forth in the Series A Convertible Preferred Stock Purchase Agreement. The Series A Convertible Preferred Stock has voting rights equivalent to the common stock and carries an 8% annual dividend, which is payable beginning January 1, 1997 in additional shares of preferred stock. If all shares of the Series A convertible preferred stock are issued, this class of stock will represent approximately 28% of the Company's outstanding shares on a fully diluted basis.

In 1995, the Company issued 5,000 warrants, which expire March 29, 2000, to purchase the Company's common stock at a price equaling one hundred ten percent (110%) of the fair value of the common stock on March 28, 1995 ($5.16 per share).

9. Employee Stock Incentives

The Company has stock options outstanding to participants under the Company's 1996 long-term incentive plan, approved by stockholders on July 10, 1996. Under this stockholder-approved plan, the option price per share shall be at least 100 percent of the fair market value of the common stock on the date of grant. All the options have a 10-year term and become exercisable with continued employment as follows:

                  Full Years              Percentage of
                 Elapsed Since            Shares Which
                 Date of Grant           May Be Exercised
               -----------------       --------------------
                      1                        25%
                      2                        50%
                      3                        75%
                      4                       100%

In accordance with the terms of APB No. 25, the Company records no compensation expense for its stock option awards. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average grant-date value of options granted during 1996 was estimated to be $.43 under the long-term incentive plan. This value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 34%, risk-free interest rate of 7.5%, and a weighted-average expected life of the option of 5 years. Had compensation expense been recorded based on these hypothetical values, the Company's 1996 net income would have been $142,658, or primary and fully diluted earnings per share of $.02. Because options vest over several years and additional option grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

Following is a summary of the option transactions for the year ended December 31, 1996:


                                                     Exercise
                                      Shares          Price
                                    ---------        --------
Balance at December 31, 1995             -              $-
Granted                              278,550             1
Exercised                                -               -
Forfeited                             (4,400)            1
                                    ---------        --------
Balance at December 31, 1996         274,150            $1
                                    =========        ========
Exercisable at December 31, 1996
Weighted average remaining
contractual life                    9.5 years
                                   ==========
Shares reserved for future
issuance                             740,000


10.  Contingency

The Company recently discovered ground water contamination at its Thomasville, Georgia facility which is reportable under Georgia law. The Company has not yet made a determination as to whether any remediation will be required and therefore is unable to estimate the range of loss, if any, at the present time.

11. Subsequent Event (Unaudited)

On March 4, 1997, the Company completed the acquisition of Southland Holding Company (Southland) with an effective date February 28, 1997. The aggregate purchase price for all of the issued and outstanding shares of common stock of Southland was approximately $27.5 million (subject to adjustment). In connection with the Acquisition, Jotan is paying non-competition fees to the shareholders of Southland in the aggregate amount of approximately $6.6 million.

Southland is a leading supplier of corrugated packaging products to the moving and storage industry as well as to companies in the air freight and perishable food markets. To finance this transaction, the Company has received financing from Rice Capital through the purchase of $9 million of senior subordinated debt and $10 million of senior redeemable preferred stock. F-Southland, L.L.C., a North Carolina limited liability company, and FF-Southland Limited Partnership, a North Carolina limited partnership (collectively, the Southland Purchasers), entities affiliated with Franklin Street/Fairview Capital, L.L.C. (Fairview), will purchase an aggregate amount of $2 million of such senior subordinated debt and $2 million of such senior redeemable preferred stock in lieu of Rice Capital. The Company has also received $12 million in a senior revolving credit facility and $27 million in senior term/acquisition credit facilities from Bankque Paribas.

Management anticipates that the transaction will be accounted for as a purchase. Net sales, earnings from operations and net income for Southland for the year ended April 30, 1996 amounted to $62,520,932, $2,570,527 and $1,024,961, respectively.