Form 10KSB/A
period 1996-12-31
JOTAN INC
filed 1997-03-18
CIK 921381

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
By (Signature and Title)___Jeffrey P. Sangalis____________
      Jeffrey P. Sangalis, Chairman, Chief Executive Officer and Director
Date	March 21, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)___Jeffrey P. Sangalis_____________
     Jeffrey P. Sangalis, Chairman, Chief Executive Officer and Director
Date	March 21, 1996


By (Signature and Title)___Jeremiah M. Callahan____________
     Jeremiah M. Callahan, Acting President, Chief Operating Officer
      and Director
Date March 21, 1996


By (Signature and Title)__Shea E. Ralph____________________
     Shea E. Ralph, Vice Chairman and Director
Date March 21, 1996


By (Signature and Title)__David Freedman___________________
     David Freedman, Vice President, Chief Financial Officer,
      Secretary (Principal Financial Officer and Accounting Officer)


By (Signature and Title)___John P. Moore___________________
     John P. Moore, Treasurer and Controller


By (Signature and Title)__James P. Wilson__________________
     James P. Wilson, Director


By (Signature and Title)__Philip A. Davidson_______________
     Philip A. Davidson, Director

                           ANNUAL REPORT ON FORM 10-KSB

                                ITEM 7, ITEM 13(a)(1)

                                FINANCIAL STATEMENTS

                        YEARS ENDED DECEMBER 31, 1996 AND 1995

           EXHIBIT 11 - Statement Re: Computation of Per Share Earnings

                                                Year ended December 31
                                                  1996        1995
                                                _______________________
Primary:
  Average shares outstanding                     5,676,598   5,497,127
  Net effect of dilutive stock options --
   based on the treasury stock method using
   average market price                             28,393         -
                                                _______________________
Total                                            5,704,991   5,497,127
                                                ========================

Net income (loss)                                 $173,658   $(527,322)
                                                ========================

Per share amount                                      $.03       $(.10)
                                                ========================

Fully diluted:
  Average shares outstanding                     5,676,598   5,497,127
  Net effect of dilutive stock options --
   based on the treasury stock method using
   year end market price, if higher than
   average market prices                            71,722         -
                                                ------------------------
Total                                            7,343,604   5,497,127
                                                ========================

Net income (loss)                                 $173,658   $(527,322)
                                                ========================

Per share amount                                      $.03      $(.10)
                                                ========================

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