Form 10KSB/A
period 1996-12-31
JOTAN INC
filed 1997-05-12
CIK 921381

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


By (Signature and Title)___John P. Moore___________________
     John P. Moore, Treasurer and Controller


By (Signature and Title)__James P. Wilson__________________
     James P. Wilson, Director


By (Signature and Title)__Philip A. Davidson_______________
     Philip A. Davidson, Director

                           ANNUAL REPORT ON FORM 10-KSB

                                ITEM 7, ITEM 13(a)(1)

                                FINANCIAL STATEMENTS

                        YEARS ENDED DECEMBER 31, 1996 AND 1995

           EXHIBIT 11 - Statement Re: Computation of Per Share Earnings

                                                Year ended December 31
                                                  1996        1995
                                                _______________________
Primary:
  Average shares outstanding                     5,676,598   5,497,127
  Net effect of dilutive stock options --
   based on the treasury stock method using
   average market price                             28,393         -
                                                _______________________
Total                                            5,704,991   5,497,127
                                                ========================

Net income (loss)                                 $173,658   $(527,322)
                                                ========================

Per share amount                                      $.03       $(.10)
                                                ========================

Fully diluted:
  Average shares outstanding                     5,676,598   5,497,127
  Net effect of dilutive stock options --
   based on the treasury stock method using
   year end market price, if higher than
   average market prices                            71,722         -
                                                ------------------------
Total                                            7,343,604   5,497,127
                                                ========================

Net income (loss)                                 $173,658   $(527,322)
                                                ========================

Per share amount                                      $.02      $(.10)
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