Form 10QSB
period 1997-03-31
JOTAN INC
filed 1997-05-19
CIK 921381

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-QSB

                                 (MARK ONE)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  __ March 31,1997____________________

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________________

                          Commission File No. _0-24188__

                                  JOTAN, INC.
       (Exact name of small business issuer as specified in its charter)
        ______Florida_________________    ___________59-3181162_________
       (State or other jurisdiction of    (IRS Employer Identification No.)
        incorporation or organization)

 _____118 W. Adams Street, Suite 900, Jacksonville, Florida 32202__________
   (Address of principal executive offices)                (Zip Code)

   Issuer's telephone number, including area code   ___(904) 355-2592___
       ________________________________________________________________
        Former name, former address and former fiscal year, if changed

Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchanged act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes______X______  No ____________

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,679,411 shares of common stock, $.01 par value, as of March 31, 1997.

                                 INDEX

                               Jotan, Inc.


Part I--Financial Information

   Item I - Financial Statements (Unaudited)
            Condensed Consolidated Statements of Operations
            for the Three Months ended March 31, 1997 and 1996            2

            Condensed Consolidated Balance Sheet at March 31, 1997      3 & 4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 1997 and 1996                  5 & 6

            Notes to Condensed Consolidated Financial Statements          7

   Item II -- Management's Discussion and Analysis of
              Financial Condition and Result of Operations               12



Part II -- Other Information

   Item 6 - Exhibits and Reports on Form 8-K                             16

   Signatures                                                            18

                                   Jotan, Inc.

                     Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three months ended March 31
                                                      _________________________________
                                                          1997                1996
                                                      _____________       _____________

Sales                                                 $  6,789,207        $  2,717,703
Cost of sales                                            4,748,143           2,086,152
                                                      _____________       _____________
Gross profit                                             2,041,064             631,551
                                                      _____________       _____________

Operating expenses                                       1,941,325             567,309
Amortization of goodwill and non-compete                   272,508                -
                                                      _____________       _____________
Operating income (loss)                                (   172,769)             64,242

Other income                                                 9,910              17,102
Interest expense                                       (   320,598)       (     60,325)
                                                      _____________       _____________

Income (loss) before taxes                             (   483,457)             21,019
Income tax expense                                            -                   -
                                                      _____________       _____________
Net income (loss)                                      (   483,457)             21,019

Amounts attributable to
   preferred stock                                         100,209                -
                                                      _____________       _____________
Net income (loss) attributable
   to common shareholders                             $(   583,666)       $     21,019
                                                      ==============      =============

Net income (loss) per share                           $     (.10)         $      .00
                                                      ==============      =============
Weighted average number
   of common and common
   equivalent shares outstanding                         5,679,411           5,667,667
                                                      ==============      =============






See notes to condensed consolidated financial statements.

                                Jotan, Inc.

                   Condensed Consolidated Balance Sheet
                               (Unaudited)

                                                        March 31
                                                          1997
                                                      _____________
Assets
Current assets:
   Cash and cash equivalents                          $  3,018,575
   Trade receivables (net)                               7,342,019
   Inventory                                             7,198,999
   Other current assets                                    788,247
                                                      _____________
Total current assets                                    18,347,840
                                                      _____________


Property and equipment, net                              4,882,390


Goodwill, net                                           25,185,671
Non-compete, net                                         6,490,500
Other assets                                               932,328
                                                      _____________

Total assets                                          $ 55,838,729
                                                      =============





See notes to condensed consolidated financial statements.

                                Jotan, Inc.

                    Condensed Consolidated Balance Sheets
                                (Unaudited)

                                                        March 31
                                                          1997
                                                      _____________
Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                     $  7,697,317
   Accrued expenses                                      3,766,276
   Notes payable (12%)                                      95,000
   Current portion of long-term debt,
      notes payable and capital leases                   1,211,802
   Other                                                   898,454
                                                      _____________
Total current liabilities                               13,668,849
                                                      _____________

Capitalized lease obligations                            4,029,643
Deferred revenue                                           122,486
Long-term debt, less current maturities                 26,483,077
Line of credit                                                -
                                                      _____________
                                                        30,635,206
                                                      _____________

Redeemable preferred stock                               9,340,000

Stockholders' equity
   Preferred stock
     Authorized shares - 10,000,000
     Issued and outstanding shares - 1,265,823
       in 1997                                              12,658
   Voting common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 5,679,411
       in 1997                                              56,794
   Additional paid-in capital                            4,613,983
   Retained earnings (deficit)                         ( 2,488,761)
                                                      _____________
Total stockholders' equity                               2,194,674
                                                      _____________

Total liabilities and stockholders' equity            $ 55,838,729
                                                      =============




See notes to condensed consolidated financial statements.

                                 Jotan. Inc.

                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                         Three months ended March 31
                                                      _________________________________
                                                          1997                1996
                                                      _____________       _____________
Cash flows from operating activities
Net income (loss)                                     $(   483,457)       $     21,019
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization expense                 329,213              38,409
     Stock compensation expense                             25,800                -
     Changes in operating assets and liabilities:
       Trade receivables                                   178,786         (   215,148)
       Inventory                                       (   227,476)             99,678
       Other current assets                                 47,583         (    83,482)
       Trade payables                                    2,892,684             157,980
       Accrued expenses                                     30,422         (    21,014)
       Deferred revenue and expenses                   (    23,667)               -
                                                      _____________       _____________
Net cash provided by (used in) operating activities      2,769,888         (     2,558)
                                                      =============       ==============

Cash flows from investing activities
Proceeds from sale of property and equipment             1,000,000                -
Decrease (increase) in other assets                        495,192         (     1,600)
Purchase of property and equipment                     (    31,203)        (    17,264)
Purchase of business, net of cash acquired             (37,482,786)               -
                                                      _____________       _____________
Net cash flows from (used in) investing activities     (36,018,797)        (    18,864)
                                                      =============       =============

Cash flows from financing activities
Proceeds from (payments) on line of credit borrowings  ( 1,594,076)            146,927
Repayments of amounts advanced from Total Supply
     Systems, Inc.                                            -            (   123,128)
Payments on long-term debt                             ( 1,195,038)        (    24,148)
Proceeds from senior revolver                            2,830,884                -
Proceeds from senior term debt                          16,122,500                -
Proceeds from senior subordinated debt                   8,710,000                -
Proceeds from issuance of redeemable preferred stock,
     net of issuance costs                               9,340,000                -
Proceeds from issuance of warrants                         650,000                -
                                                      _____________       _____________
Net cash provided by (used in) financing activities     34,864,270        (        349)
                                                      =============       =============


                                Jotan. Inc.

                                 (Unaudited)


                                                         Three months ended March 31
                                                      _________________________________
                                                          1997                1996
                                                      _____________       _____________
Net increase (decrease) in cash and cash equivalents     1,615,361        (     21,771)
Cash and cash equivalents at beginning of period         1,403,214              21,771
                                                      _____________       _____________
Cash and cash equivalents at end of period            $  3,018,575        $       -
                                                      =============       =============


Purchase of business, net of cash acquired
  Trade receivables                                   ($ 5,967,581)       $       -
  Inventory                                           (  5,789,881)               -
  Other current assets                                (    517,889)               -
  Property and equipment                              (  4,069,138)               -
  Other assets                                        (    820,802)               -
  Trade payables                                         3,278,692                -
  Accrued expenses                                       3,488,497                -
  Other current liabilities                                922,121                -
  Other liabilities                                        122,486                -
  Non - Compete                                       (  6,600,000)               -
  Goodwill                                            ( 25,262,114)               -
  Notes payable and capitalized leases                   3,732,823                -
                                                      _____________       _____________

                                                      ($37,482,786)       $       -
                                                      =============       =============




 See notes to condensed consolidated financial statements.

                               Jotan Inc.
           Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

1. The Business and Basis of Presentation

Description of Business

Jotan, Inc. (the "Company") is a distributor of packaging and shipping supplies with five distribution centers located in the Southern United States. The Company sells primarily to manufacturers and provides Just On Time As Needed delivery service for it's products. On March 4, 1997 the Company completed the acquisition of 100% of the stock of Southland Holding Company ("Southland"). Southland is a distributor of packaging and shipping supplies with eleven distribution centers throughout the United States. Southland sells primarily to the moving and storage industry, but also sells packaging products to the air freight and perishable food markets. Southland provides services similar to those provided by the Company to these market segments.

Basis of Presentation

The accompanying financial statements are unaudited and, in the opinion of management reflect all the adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature.

The acquisition of Southland has been accounted for under the purchase method of accounting. Cost in excess of the fair value of net assets acquired (goodwill) will be amortized over 15 years. The results from operations include amortization of goodwill and noncompete agreements based on preliminary purchase price allocations. The purchase price allocation is currently being evaluated by management and is subject to revision after more detailed analysis and evaluations are completed.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The financial statements as of March 31, 1997 and March 31, 1996 reflect the consolidated accounts of the Company and its subsidiaries. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

                               Jotan Inc.
             Notes to Condensed Consolidated Financial Statements
                               (Unaudited)
                                  cont.

2.  Long Term Debt

Senior Secured Term Loan A					$8,535,240
with interest at LIBOR plus 2.75%
payable quarterly, with principal payments due quarterly beginning in June, 1997 and ending March, 2002.

Senior Secured Term Loan B					 7,587,260
with interest at LIBOR plus 3,25%
payable quarterly, with principal payments due quarterly beginning in June, 1997 and ending March 2004.

Senior Secured Revolving Line of 				 2,830,884
Credit with interest at LIBOR plus
2.75% payable quarterly, with principal
due March 2002.

Subordinated Debt with interest of				 8,710,000
12.5%  payable quarterly, with
principal due in equal
quarterly installments during
2002 and 2005.

Other									    41,495
                                                     ____________
                                                      27,704,879

Less Current Maturities                                1,115,000
                                                     ____________
Long Term Debt                                       $26,589,879
                                                     ============

The Senior Secured Term Loans and Senior Secured Revolving Line of Credit are secured by all assets, including inventory, accounts receivable, real estate, trademarks, and patents of the Company, as well as the common stock and other equity interests of each subsidiary of the Company. The subordinated debt is subordinated to all senior debt and is unsecured. All of the debt contains

                               Jotan Inc.
            Notes to Condensed Consolidated Financial Statements
                               (Unaudited)
                                  cont.

restrictive covenants including limitations on the Company's amount of debt, disposition of assets, incurrence of liens or encumbrances, payment of dividends, investments, and executive compensation. In connection with the subordinated debt, the Company issued warrants to purchase approximately 13.5% of the Company's issued and outstanding Common Stock on a fully diluted basis. The warrants are exercisable for ten years and were attributed a value of $150,000.

Long term debt maturities by year are as follows:
      1997                                            $     825,000
      1998                                                1,475,000
      1999                                                1,787,500
      2000                                                2,037,500
      2001                                                2,662,500
      Thereafter                                         18,917,379
                                                      ______________
      Total Long Term Debt                            $  27,704,879
                                                      ==============
3.  Capitalized Leases

The Company leases certain land and buildings under long term leases which are accounted for as capital leases. Included in property and equipment are the following assets held under capital leases:

                                            March 31, 1997

           Land                              $   701,597
           Buildings                           2,949,274
                                             ____________
                                               3,650,871

           Less accumulated amortization      (1,112,514)
                                             ____________
                                             $ 2,538,357
                                             ============

                                Jotan Inc.
              Notes to Condensed Consolidated Financial Statements
                               (Unaudited)
                                  cont.


Future minimum lease payments for assets under capital leases at March 31, 1997 are as follows:

              1998                               $    732,500
              1999                                    732,500
              2000                                    732,500
              2001                                    732,500
              2002                                    732,500
              Thereafter                            4,352,916
                                                  ____________
              Total minimum leases payments         8,015,416
              Less amount representing interest    (3,985,773)
                                                  ____________
              Present value of minimum
               lease payments                       4,029,643
              Less current maturities                 (96,802)
                                                  ____________
              Long Term Obligation                $ 3,932,841
                                                  ============
4.  Preferred Stock

Convertible Preferred Stock

On May 16, 1996, Jotan, Inc. (the Company) signed an agreement to sell up tp $6,000,000 in Series A Convertible Preferred Stock to an affiliate of Fairview Capital L.L.C., a Raleigh, N.C. based private investment company. The initial funding closed May 16, 1996, and provided the Company $1,820,076, net of expenses, through the sale of 1,265,823 shares of Series A Convertible Preferred Stock to F-Jotan, L.L.C., the Fairview affiliate. Under the terms of the Series A Convertible Preferred Stock Purchase Agreement, the Company may sell an additional $4,000,000 of Series A Convertible Preferred Stock to the investors subject to certain conditions set forth in the Series A Convertible Preferred Stock Purchase Agreement. The Series A Convertible Preferred Stock has voting rights equivalent to the common stock and carries an 8% annual dividend, which is payable beginning January 1, 1997 in additional shares of preferred stock.

                                 Jotan Inc.
               Notes to Condensed Consolidated Financial Statements
                                (Unaudited)
                                   cont.

Redeemable Preferred Stock

In Connection with the Southland acquisition, the Company issued Series B Redeemable Preferred Stock of $9,340,000, net of fees and discount of $600,000. The Series B Preferred Stock accrues dividends at a rate of 8.0% per annum, payable quarterly, in kind by the issuance of additional shares of Series B Preferred Stock. Series B Preferred Stock have a liquidation
preference over   all other shares of Common Stock and preferred stock,
including the Series A Preferred Stock that is currently held by F-Jotan, an affiliate of Fairview. The Series B Preferred Stock may be redeemed by the Company at any time, but subject to premiums ranging from 12.5% during the first year to 0% commencing in the sixth year. Redemption of the Series B Redeemable Preferred Stock is mandatory on the eighth anniversary of closing. Rice and the Southland Purchasers were paid pro rata portions of a fee at closing of $250,000 for providing the Series B Redeemable Preferred Stock financing. The Series B Redeemable Preferred Stock entitles the holders thereof at all times that it is outstanding to elect the majority of the Board of Directors.

Also, in connection with the Redeemable Preferred Stock, the Company issued warrants to purchase approximately 50% of the Company's issued and outstanding Common Stock on a fully diluted basis. The warrants are exercisable for ten years and were attributed a value of $500,000.

                                 Jotan Inc.
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased to $6,789,207 for the three months ended March 31, 1997 from $2,717,703 for the three months ended March 31, 1996 or an increase of 149.8%. The increase in revenue was primarily related to $3.800,000 of post acquisition revenue generated by Southland. Revenues also increased as a result of new business at the Company's four existing distribution centers, and the opening of a new distribution center in Dallas, Texas, during the first quarter. Revenues from Jotan's distribution network increased 9.8%, more than offsetting the impact of declining corrugated prices that occurred throughout 1996 and the first three months of 1997.

Cost of goods sold increased to $4,748,143 or 69.9% of sales for the three months ended March 31, 1997 from $2,086,152 or 76.8% of sales for the three months ended March 31, 1996. The improvement in profit margin reflects several factors including the impact of the inclusion of Southland's historically higher profit margin product lines, the Company's ability to purchase product more efficiently as a result of its overall improved financial condition, and the impact of declining corrugated prices.

Operating expenses increased to $1,941,325 for the first three months of 1997 compared to $567,309 for the same period in 1996, a 242.2% increase. Several factors contributed to this increase including the inclusion of Southland's operating expenses in the post acquisition period, one time management incentive payments relating to the completion of the Southland transaction, and expenses related to the integration of Southland's administrative functions.

Expenses related to amortization were $272,508 for the first three months of 1997, compared to no amortization expense in the same period of 1996. This increase relates to the amortization of goodwill and noncompete agreements resulting from the Southland acquisition.

As a result the Company had an operating loss of $172,769 for the three months ended March 31, 1997 compared to income from operations of $64,242 for the three months ended March 31, 1996.

Other income declined to $9,910 for the three months ended March 31, 1997, from $17,102 for the three months ended March 31, 1996. Interest expense increased to $320,598 for the three months ended March 31, 1997 from $60,325 for the three months ended March 31, 1996. This increase reflected the impact of increased borrowings relating to the Southland acquisition.

                                Jotan Inc.

As a result of the foregoing factors the Company had a net loss of $483,457 for the three months ended March 31, 1997, compared to net income of $21,019 for the three months ended March 31, 1996.

Liquidity and Capital Resources

In order to obtain financing for the Southland transaction and fund future expansion, the Company signed an agreement on February 28, 1997 with Rice Partners II L.P. to purchase $9 million of senior subordinated debt and $10 million of senior redeemable preferred stock. F-Southland, L.L.C., a North Carolina limited liability company, and FF-Southland Limited Partnership, a North Carolina limited partnership (collectively, the "Southland Purchasers"), entities affiliated with Franklin Street/Fairview Capital, L.L.C. ("Fairview"), purchased $2 million of such senior subordinated debt and $2 million of such senior redeemable preferred stock in lieu of Rice. Rice and the Southland Purchasers are using capital derived from partner or member contributions as the source of the consideration paid by them for the senior subordinated debt and redeemable preferred stock.

Subordinated Debt.- The Subordinated Debt bears interest at a rate of 12.5% per annum, with a default rate of 15.5% per annum. Interest is payable quarterly for eight years, with principal due in equal quarterly installments during the seventh and eighth years. Prepayments of the Subordinated Debt are allowed but are subject to premiums ranging from 12.5% during the first year to 0% commencing in the sixth year. The Subordinated Debt is subordinated to the Company's senior debt and is unsecured. Rice and the Southland Purchasers were paid pro rata portions of a fee of $225,000 for providing the Subordinated Debt financing. The documentation for the Subordinated Debt includes customary restrictive covenants and agreements by the Company, including financial covenants and limitations on the Company's debt, disposition of assets, incurrence of liens and encumbrances, payment of dividends, investments and executive compensation.

In addition to the Subordinated Debt, Rice and the Southland Purchasers received pro rata portions of warrants to purchase 3,227,471 shares of Common Stock, representing 13.5% of the outstanding Common Stock on a fully diluted basis, which will be exercisable for a term of ten years (the "13.5% Warrants"). The total exercise price of the 13.5% Warrants is a maximum of $100. The Common Stock issuable upon exercise of the 13.5% Warrants is subject to registration rights that will allow the holders to require the registration of such shares on not more than two occasions, and to include such shares in other registrations by the Company, subject to certain restrictions.

                               Jotan Inc.

The 13.5% Warrants include customary antidilution provisions and allow the holder to sell ("put") the 13.5% Warrants to the Company at a price equal to the greater of their book value or their fair market value (the "Put Price") at any time after the earlier to occur of (i) the fifth anniversary of closing, (ii) prepayment of the Subordinated Debt in full, (iii) a material change in the ownership of the Company, (iv) a merger or sale of all or a majority of the Company's assets, or (v) the Company's default in performing certain covenants contained in the documents governing the Subordinated Debt. The Company has the right to purchase ("call") the 13.5% Warrants at any time after the sixth anniversary of closing for a price equal to the Put Price (the value attributed to the warrants was $150,000). As long as the Subordinated Debt is outstanding, Rice and Fairview will each have the right to attend and observe all meetings of the Board of Directors.

Redeemable Preferred Stock.- The Series B Preferred Stock accrues dividends at a rate of 8.0% per annum, payable quarterly, in kind by the issuance of additional shares of Series B Preferred Stock. Series B Preferred Stock have a liquidation preference over all other shares of Common Stock and preferred stock, including the Series A Preferred Stock that is currently held by F-Jotan, an affiliate of Fairview. The Series B Preferred Stock may be redeemed by the Company at any time, but subject to premiums ranging from 12.5% during the first year to 0% commencing in the sixth year. Redemption of the Series B Redeemable Preferred Stock is mandatory on the eighth anniversary of closing. Rice and the Southland Purchasers were paid pro rata portions of a fee at closing of $250,000 for providing the Series B Redeemable Preferred Stock financing. The Series B Redeemable Preferred Stock entitles the holders thereof at all times that it is outstanding to elect the majority of the Board of Directors.

In addition to the Series B Redeemable Preferred Stock, Rice and the Southland Purchasers received pro rata portions of warrants to purchase 11,953,596 shares of Common Stock, representing approximately 50% of the issued and outstanding Common Stock on a fully diluted basis, which are exercisable for a term of ten years (the "50% Warrants"). The total exercise price of the 50% Warrants is a maximum of $100. The portion of the 13.5% Warrants and the 50% Warrants acquired by Rice, in the aggregate, will allow Rice to acquire upon exercise approximately 50.5% of the outstanding Common Stock on a fully diluted basis. Through conversion of the Series A Preferred Stock and exercise of the portion of the 13.5% Warrants and the 50% Warrants acquired by the Southland Purchasers, affiliates of Fairview will have the right to acquire approximately 24.12% of the outstanding Common Stock, on a fully diluted basis. The Common Stock issuable upon exercise of the 50% Warrants is

                                Jotan Inc.

subject to registration rights that will allow the holders to require the registration of such shares on not more than two occasions, and to include such shares in other registrations by the Company, subject to certain restrictions. The value attributed to the Warrants was $500,000. The put and call rights associated with the 50% Warrants are identical to the similar rights of the 13.5% Warrants described above.

The former holders of Common Stock collectively own approximately 25.38% of the outstanding shares of Common Stock on a fully diluted basis. Rice is the Company's largest holder, beneficially owning approximately 50.5% of the outstanding shares of Common Stock on a fully diluted basis. In addition, the Southland Purchasers will beneficially own approximately 13% of the outstanding shares of Common Stock and F-Jotan will beneficially own approximately 11.12% of the outstanding shares of Common Stock on a fully diluted basis. The Rice and the Southland Purchasers are required to file with the Securities and Exchange Commission (the "Commission") statements reporting their respective beneficial ownership of Common Stock pursuant to Section 13(d) of the Exchange Act. For purposes of Section 13(d), each of the Southland Purchasers and F-Jotan are deemed to beneficially own the full 24.12% of the outstanding Common Stock on a fully diluted basis as a result of their affiliate status due to their common manager.

The Company executed an agreement with Banque Paribas on February 28, 1997 to obtain up to $12 million in a senior revolving credit facility and $27 million in senior term/acquisition credit facilities. As part of the Banque Paribas financing agreement the Company terminated it's long term financing arrangement with CIT and paid off other long term credit facilities totaling $2.9 million. These facilities were terminated on February 28, 1997. As a result of the foregoing transactions the Company believes it will have adequate capital resources for the foreseeable future.

Some of the statements above contain forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the continued implementation of the Company's expansion program, implementation of the Company's strict business disciplines and service levels over a large distribution network, the economic conditions in the new areas into which the Company expands, competitive pressures from other distributors of packaging products, business conditions and growth in the moving and storage industry, the industrial sector of the economy and the economy in general, and other risk factors listed from time to time in the Company's SEC reports.

                                Jotan Inc.


Part II--Other Information

  Item 6--Exhibits and Reports on Form 8-K

  a) Form 8-K/A and it's attachments, as filed May 14, 1997, is incorporated herein by reference.

  b)  Exhibit 11 Statement Re: Computation of Per Share Earnings

                               Jotan Inc.
          Exhibit 11 Statement Re: Computation of Per Share Earnings

                                              Three months ended March 31
                                              1997                   1996
                                          _____________          ____________
Primary:
Average shares outstanding                  5,679,411              5,667,667

Net effect of stock options - based
on the treasury stock method using
average market price                            *                      -0-
                                          _____________          _____________
Totals                                      5,679,411              5,667,667
                                          =============          =============

Net Income (loss)                           $(483,457)               $21,019

Amount attributable
to preferred stock                            100,209                  -0-
                                          _____________          ______________
Net income (loss)
attributable to common shareholders         $(583,666)               $21,019
                                          =============          ==============

Per Share Amount                               $(.10)                  $.00
                                          =============          ==============

Fully diluted:
Average shares outstanding                  5,679,411              5,667,667

Net effect of stock options - based
on the treasury method using average
market price which is greater than
quarter-end market price                         *	 	 	     -0-

Assumed conversion of 8% preferred
convertible stock equivalent to 2,531,646
common shares.                                   *                     -0-
                                          _____________          ______________
Totals                                      5,679,411	             5,667,667
                                          =============          ==============

Net Income (loss)                           $(483,457)               $21,019
Amount attributable
to preferred stock                            100,209                  -0-
                                          _____________          ______________
Net income (loss)
attributable to common shareholders         $(583,666)               $21,019
                                          =============          ==============

Per Share Amount                               $(.10)                  $.00
                                          =============          ==============

* The effect of the stock options and the preferred stock on weighted average shares is not assumed in the computation because their effect is anti-dilutive.

                                 Jotan Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Jotan, Inc.



                                       By: ____________________________
                                           Jerry Callahan, President






                                       By: _____________________________
                                           David Freedman, Vice President
                                           and Chief Financial Officer





May 19, 1997