Form 10QSB
period 1997-06-30
JOTAN INC
filed 1997-08-19
CIK 921381

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-QSB

                                 (MARK ONE)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  __ June 30,1997____________________

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

                      Yes______X______  No ____________

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,696,611 shares of common stock, $.01 par value, as of August 15, 1997.




<PAGE


                                 INDEX

                               Jotan, Inc.


Part I--Financial Information

   Item I - Financial Statements (Unaudited)
            Condensed Consolidated Statements of Operations for the
            Three Months and Six Months ended June 30, 1997 and 1996      2

            Condensed Consolidated Balance Sheet at June 30, 1997
            and June 30, 1996                                           3 & 4

            Condensed Consolidated Statements of Cash Flows for the
            Six Months ended June 30, 1997 and 1996                     5 & 6

            Notes to Condensed Consolidated Financial Statements          7

   Item II -- Management's Discussion and Analysis of
              Financial Condition and Result of Operations               12



Part II -- Other Information

   Item 6 - Exhibits and Reports on Form 8-K                             17

   Signatures                                                            20


<PAGE


                                   Jotan, Inc.

                     Condensed Consolidated Statements of Operations
                                   (Unaudited)

                            Three months ended June 30        Six months ended June 30
                          _____________________________    _____________________________
                              1997             1996            1997             1996
                          _____________   _____________    _____________   _____________

Sales                     $ 18,973,980    $  2,766,368     $ 25,763,187    $  5,484,071
Cost of sales               13,621,011       2,072,562       18,369,154       4,158,714
                          _____________   _____________    _____________   _____________
Gross profit                 5,352,969         693,806        7,394,033       1,325,357
                          _____________   _____________    _____________   _____________

Operating expenses           4,590,539         609,725        6,531,864       1,177,034
Amortization of goodwill
and non-compete                793,490            -           1,065,998            -
                          _____________   _____________    _____________   _____________
Operating income (loss)     (   31,060)         84,081      (   203,829)        148,323

Other income                       215          22,389           10,125          39,491
Interest expense            (  980,869)    (    81,411)     ( 1,301,467)   (    141,736)
                          _____________   _____________    _____________   _____________

Income (loss) before taxes  (1,011,714)         25,059      ( 1,495,171)         46,078
Income tax expense                -               -                -               -
                          _____________   _____________    _____________   _____________
Net income (loss)           (1,011,714)         25,059     ( 1,495,171)         46,078

Amounts attributable to
   preferred stock             220,625            -             320,834            -
                          _____________   _____________    _____________   _____________
Net income (loss)
   attributable to
   common shareholders     $(1,232,339)   $     25,059     $( 1,816,005)   $     46,078
                          =============   =============    ==============  =============

Net income (loss) per share  $  (.22)       $    .00         $   (.32)       $    .01
                          =============   =============    ==============  =============
Weighted average number
   of common and common
   equivalent shares
   outstanding               5,696,611       6,319,278         5,687,964       5,993,537
                          =============   =============    ==============   =============





See notes to condensed consolidated financial statements.

                                Jotan, Inc.

                   Condensed Consolidated Balance Sheet
                               (Unaudited)

                                                                  June 30
                                                          1997             1996
                                                      _____________    _____________
Assets
Current assets:
   Cash and cash equivalents                          $    536,288      $ 1,582,933
   Trade receivables (net)                              10,372,866        1,267,097
   Inventory                                             7,786,435        1,318,421
   Other current assets                                  1,056,353          299,274
                                                      _____________    _____________
Total current assets                                    19,751,942        4,467,725
                                                      _____________    _____________


Property and equipment, net                              5,072,792          877,559


Goodwill, net Southland                                 25,024,121             -
Goodwill, net Cove                                       2,019,800             -
Non-compete, net                                         6,162,000             -
Other assets                                               879,113          120,247
                                                      _____________    _____________

Total assets                                          $ 58,909,768      $ 5,465,531
                                                      =============    =============





See notes to condensed consolidated financial statements.

                                Jotan, Inc.

                    Condensed Consolidated Balance Sheets
                                (Unaudited)

                                                                  June 30
                                                          1997             1996
                                                      _____________     ____________
Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                     $  5,779,624      $ 1,426,163
   Accrued expenses                                      4,631,418           81,613
   Notes payable (12%)                                      95,000           95,000
   Current portion of long-term debt,
      and capital leases                                 3,862,000          139,945
   Other                                                   329,564             -
                                                      _____________     ____________
Total current liabilities                               14,697,606        1,742,721
                                                      _____________     ____________

Capitalized lease obligations                            3,907,801             -
Deferred revenue                                           121,561             -
Long-term debt, less current maturities                 29,634,040          582,881
Line of credit                                                -           1,277,102
                                                      _____________     ____________
                                                        33,663,402        1,805,983
                                                      _____________     ____________

Redeemable preferred stock                               9,340,000             -

Stockholders' equity
   Preferred stock
     Authorized shares - 10,000,000
     Issued and outstanding shares - 1,265,823
       in 1997 and 1996                                     12,658           12,658
   Voting common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 5,696,611
       in 1997 and 5,679,411 in 1996                        56,966           56,794
   Additional paid-in capital                            4,639,611        3,980,259
   Retained earnings (deficit)                         ( 3,500,475)      (2,132,884)
                                                      _____________     ____________
Total stockholders' equity                               1,208,760        1,916,827
                                                      _____________     ____________

Total liabilities and stockholders' equity            $ 58,909,768      $ 5,465,531
                                                      =============     ============




See notes to condensed consolidated financial statements.

                                 Jotan. Inc.

                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                           Six months ended June 30
                                                      _________________________________
                                                          1997                1996
                                                      _____________       _____________
Cash flows from operating activities
Net income (loss)                                     $( 1,495,171)       $     46,078
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization expense               1,266,192              77,548
     Stock compensation expense                             25,800               7,550
     Changes in operating assets and liabilities:
       Trade receivables                               ( 2,852,061)        (   310,671)
       Inventory                                       (   334,912)        (    56,484)
       Other current assets                            (   214,515)        (    88,984)
       Trade payables                                      974,991             217,143
       Accrued expenses                                    920,439              22,751
       Deferred revenue and expenses                   (   592,557)               -
                                                      _____________       _____________
Net cash provided by (used in) operating activities    ( 2,301,794)        (    85,069)
                                                      =============       ==============

Cash flows from investing activities
Proceeds from sale of property and equipment             1,000,000                -
Decrease (increase) in other assets                        484,249         (    65,980)
Purchase of property and equipment                     (   137,235)        (    17,191)
Purchase of business Cove, net of cash acquired        ( 2,625,000)               -
Purchase of business, net of cash acquired             (37,721,235)               -
                                                      _____________       _____________
Net cash flows from (used in) investing activities     (38,999,221)        (    83,171)
                                                      =============       =============

Cash flows from financing activities
Proceeds from (payments) on line of credit borrowings  ( 1,594,076)            169,724
Repayments of amounts advanced from Total Supply
     Systems, Inc.                                            -            (   249,194)
Payments on long-term debt                             ( 1,500,219)        (    35,030)
Proceeds from senior revolver                            6,080,884                -
Proceeds from acquisition revolver                       2,625,000                -
Proceeds from senior term debt                          16,122,500                -
Proceeds from senior subordinated debt                   8,710,000                -
Proceeds from issuance of redeemable preferred stock,
     net of issuance costs                               9,340,000           1,843,902
Proceeds from issuance of warrants                         650,000                -
                                                      _____________       _____________
Net cash provided by (used in) financing activities     40,434,089           1,729,402
                                                      =============       =============


                                Jotan. Inc.

                                 (Unaudited)


                                                           Six months ended June 30
                                                      _________________________________
                                                          1997                1996
                                                      _____________       _____________
Net increase (decrease) in cash and cash equivalents  (    866,926)          1,561,162
Cash and cash equivalents at beginning of period         1,403,214              21,771
                                                      _____________       _____________
Cash and cash equivalents at end of period            $    536,288        $  1,582,933
                                                      =============       =============


Purchase of business, Cove net of cash acquired
  Inventory                                           $(   480,000)       $       -
  Property and equipment                               (   221,850)               -
  Other assets                                         (     2,850)               -
  Goodwill                                             ( 2,019,800)               -
  Notes payable and capitalized leases                      99,500                -
                                                      _____________       _____________
                                                      $( 2,625,000)       $       -

Purchase of business, Southland net of cash acquired
  Trade receivables                                   $( 5,967,581)       $       -
  Inventory                                            ( 5,789,881)               -
  Other current assets                                 (   517,889)               -
  Property and equipment                               ( 4,069,138)               -
  Other assets                                         (   820,802)               -
  Trade payables                                         3,278,692                -
  Accrued expenses                                       3,488,497                -
  Other current liabilities                                922,121                -
  Other liabilities                                        122,486                -
  Non - Compete                                        ( 6,600,000)               -
  Goodwill                                             (25,500,563)               -
  Notes payable and capitalized leases                   3,732,823                -
                                                      _____________       _____________

                                                      $(37,721,235)       $       -
                                                      =============       =============




 See notes to condensed consolidated financial statements.

Jotan Inc.
             Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

1. The Business and Basis of Presentation

Description of Business

Jotan, Inc. (the "Company") is a distributor of packaging and shipping supplies with seven distribution centers located throughout the United States. The Company sells primarily to manufacturers and provides Just On Time As Needed delivery service for its products. On March 4, 1997 the Company completed the acquisition of 100% of the stock of Southland Holding Company ("Southland"). Southland is a distributor of packaging and shipping supplies with eleven distribution centers throughout the United States. Southland sells primarily to the moving and storage industry, but also sells packaging products to the air freight and perishable food markets. Southland provides services similar to those provided by the Company to these markets. On June 20, 1997 the Company completed the acquisition of the assets of Cove Container Corporation ("Cove"). Cove is a distributor of packaging and shipping supplies with a distribution center located in Pontiac, Michigan. Cove sells both to manufacturers and to the moving and storage industry and provides services similar to those provided by the Company.

Basis of Presentation

The accompanying financial statements are unaudited and, in the opinion of management reflect all the adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature.

The acquisitions of Southland and Cove have been accounted for under the purchase method of accounting. The cost in excess of net assets acquired is currently being evaluated by management to allocate to its various components. The majority of the cost will be allocated to goodwill, which will be amortized over 15 years. The results from operations include amortization of goodwill and noncompete agreements based on preliminary purchase price allocations. The purchase price allocations are currently being evaluated by management and are subject to revision after more detailed analysis and evaluations are completed.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The financial statements at June 30, 1997 and June 30, 1996 reflect the combined accounts of the Company and its subsidiaries. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

                                Jotan Inc.
             Notes to Condensed Consolidated Financial Statements
                               (Unaudited)
                                  cont.

2.    Long Term Debt

      Senior Secured Acquisition Line of Credit                $2,625,000
      with interest at LIBOR plus 2.75% payable quarterly ( 9.75 % at June 30, 1997), with principal due September 23, 1997

      Senior Secured Term Loan A with interest                  8,285,240
      at LIBOR plus 2.75% payable quarterly
      ( 9.75 % at June 30, 1997), with principal payments due quarterly beginning in June, 1997 and ending March, 2002.

      Senior Secured Term Loan B with interest                  7,562,260
      at LIBOR plus 3,25% payable quarterly
      ( 10.25 % at June 30, 1997), with principal payments due quarterly beginning in June, 1997 and ending March 2004.

      Senior Secured Revolving Line of Credit with              6,080,884
      interest at LIBOR plus2.75% payable quarterly
      ( 9.75 % at June 30, 1997), with principal due March 2002.

      Subordinated Debt with interest of 12.5%                  8,710,000
      payable quarterly, with principal due in equal quarterly installments during 2002 and 2005.


      Other                                                       135,656
                                                              ------------
                                                               33,399,040

      Less Current Maturities                                   3,765,000
                                                              ------------
      Long Term Debt                                          $29,634,040
                                                              ============

                               Jotan Inc.
              Notes to Condensed Consolidated Financial Statements
                              (Unaudited)
                                  cont.

2.    Long Term Debt (continued)

The Senior Secured Term Loans and Senior Secured Revolving Line of Credit are secured by all assets, including inventory, accounts receivable, real estate, trademarks, and patents of the Company, as well as the common stock and other equity interests of each subsidiary of the Company. The subordinated debt is subordinated to all senior debt and is unsecured. All of the debt contains restrictive covenants including limitations on the Company's amount of debt, disposition of assets, incurrence of liens or encumbrances, payment of dividends, investments, and executive compensation. In connection with the subordinated debt, the Company issued warrants to purchase approximately 13.5% of the Company's issued and outstanding Common Stock on a fully diluted basis. The warrants are exercisable for ten years and were attributed a value of $150,000.

Long term debt maturities by year are as follows:

      1997                                              $  3,200,000
      1998                                                 1,500,000
      1999                                                 1,812,500
      2000                                                 2,062,500
      2001                                                 2,687,500
      Thereafter                                          22,136,540
                                                         ------------
      Total Long Term Debt                               $33,399,040
                                                         ============

                               Jotan Inc.
              Notes to Condensed Consolidated Financial Statements
                              (Unaudited)
                                 cont.

3.    Capitalized Leases

The Company leases certain land and buildings under long term leases which are accounted for as capital leases. Included in property and equipment are the following assets held under capital leases:

                                                      June 30, 1997

      Land                                             $   701,597
      Buildings                                          3,949,274
                                                       ------------
                                                         4,650,871
      Less accumulated amortization                     (1,182,714)
                                                       ------------
                                                        $3,468,157
                                                       ============

Future minimum lease payments for assets under capital leases at June 30, 1997 are as follows:

            1997                                        $  366,250
            1998                                           732,500
            1999                                           732,500
            2000                                           732,500
            2001                                           732,500
            2002                                           732,500
            Thereafter                                   3,803,540
                                                       ------------
        Total minimum lease payments                     7,832,290
        Less amount representing interest               (3,827,489)
                                                       ------------
        Present value of minimum lease payments          4,004,801
        Less current maturities                            (97,000)
                                                       ------------
        Long Term Obligations                          $ 3,907,801
                                                       ============

                                Jotan Inc.
            Notes to Condensed Consolidated Financial Statements
                               (Unaudited)
                                  cont.

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

Redeemable Preferred Stock

In Connection with the Southland acquisition, the Company issued Series B Redeemable Preferred Stock of $9,340,000, net of fees and discount of $600,000. The Series B Preferred Stock accrues dividends at a rate of 8.0% per annum, payable quarterly, in kind by the issuance of additional shares of Series B Preferred Stock. Series B Preferred Stock has liquidation preference over all other shares of Common Stock and preferred stock, including the Series A Preferred Stock that is currently held by F-Jotan, an affiliate of Fairview. The Series B Preferred Stock may be redeemed by the Company at any time, but subject to premiums ranging from 12.5% during the first year to 0% commencing in the sixth year. Redemption of the Series B Redeemable Preferred Stock is mandatory on the eighth anniversary of closing. Rice Partners II L.P. ("Rice") and the Southland Purchasers were paid pro rata portions of a fee at closing of $250,000 for providing the Series B Redeemable Preferred Stock financing. The Series B Redeemable Preferred Stock entitles the holders thereof at all times that it is outstanding to elect the majority of the Board of Directors.

Also, in connection with the Redeemable Preferred Stock, the Company issued warrants to purchase approximately 50% of the Company's issued and outstanding Common Stock on a fully diluted basis. The warrants are exercisable for ten years and were attributed a value of $500,000.

                               Jotan Inc.

On June 23, 1997 the Company entered into a commitment agreement with Rice and Fairview which will result in their purchasing an additional $2,625,000 of Series B Preferred Stock on or before September 23, 1997. These additional funds will be used to provide the long term financing of the Cove acquisition. As a result of this commitment agreement, the lenders waived the Company's compliance with certain sections of the Credit Agreement related to the Cove acquisition, thus allowing the Company to borrow $2,625,000 under the acquisition credit facility. The funds borrowed under the acquisition facility will be repaid to the lenders upon the purchase of the additional Series B Preferred Stock by Rice and Fairview.

II Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased to $25,763,187 for the six months ended June 30, 1997 from $5,484,071 for the six months ended June 30, 1996 or an increase of 369.89%. Net sales for the second quarter of 1997 increased to $18,973,980 from $2,766,368 for the three months ended June 30, 1996, or an increase of 585.88%. The increase in revenue for the six months and three months ended June 30, 1997 was primarily related to $19.2 million of post acquisition revenue generated by Southland. Revenues also increased from new business at the Company's four existing distribution centers, and the opening of three new distribution centers, during the first six months of 1997, in Dallas, Texas, Findlay, Ohio, and Chicago, Illinois.

Cost of goods sold increased to $18,369,154 or 71.3% of sales for the six months ended June 30, 1997 from $4,158,714 or 75.8% for the six months ending June 30, 1996. Cost of goods sold for the second quarter of 1997 increased to $13,621,011 or 71.8% of sales from $2,072,562 or 74.9% of sales for the three months ended June 30, 1996. The improvement in gross profit margin reflects several factors including the impact of the inclusion of Southland's historically higher profit margin product lines, the Company's improved ability to purchase product at a lower cost as a result of its greater purchasing power resulting from the acquisitions of Southland and Cove, and the impact of declines in corrugated prices that have occurred since 1996.

Operating expenses increased to $6,531,864 for the first six months of 1997 from $1,177,934 for the same period in 1996, a 454.9% increase. Operating expenses for the three months ended June 30, 1997 increased to $4,590,539 from $609,725 for the three months ended June 30, 1996, a 652.9% increase. The major factor contributing to there increases was the inclusion of Southland operating expenses in the post acquisition period. Other contributing factors included, expenses related to integration of Southland's administrative functions, and professional fees relating to staffing and regulatory filings.

                               Jotan Inc.

Expenses related to amortization of goodwill and non-compete agreements were $1,065,998 and $793,480 for the six months and three months ended June 30, 1997, respectively. There was no amortization expense in the same period of 1996. This increase relates to the amortization of goodwill and noncompete agreements resulting from the Southland and Cove acquisitions.

As a result, the Company had an operating loss of $203,829 for the six months ended June 30, 1997 compared to income from operations of $148,323 for the six months ended June 30, 1996. For the three months ended June 30, 1997, the Company had an operating loss of $31,060 compared to income from operations of $84,081 for the three months ended June 30, 1996.

Other income declined to $10,125 for the six months ended June 30, 1997, from $39,491 for the six months ended June 30, 1996. Other income declined to $215 for the three months ended June 30, 1997, from $22,389 for the three months ended June 30, 1996. Interest expense increased to $1,301,467 for the six months ended June 30, 1997 from $141,736 for the six months ended June 30, 1996. Interest expense for the three months ended June 30, 1997 increased to $980,869 from $81,411 for the three months ended June 30, 1996. This increase reflected the impact of increased borrowings related to the Southland and Cove acquisitions.

As a result of the foregoing factors, the Company had a net loss of $1,495,171 for the six months ended June 30, 1997, compared to net income of $46,078 for the six months ended June 30, 1996. For the three months ended June 30, 1997 the Company had a net loss of $1,011,714 compared to net income of $25,059 for the three months ended June 30, 1996.

III Liquidity and Capital Resources

In order to obtain financing for the Southland transaction and fund future expansion, the Company signed an agreement on February 28, 1997 with Rice to purchase $9 million of senior subordinated debt and $10 million of senior redeemable preferred stock. F-Southland, L.L.C., a North Carolina limited liability company, and FF-Southland Limited Partnership, a North Carolina limited partnership (collectively, the "Southland Purchasers"), entities affiliated with Franklin Street/Fairview Capital, L.L.C. ("Fairview"), purchased an aggregate amount of $2 million of such senior subordinated debt and $2 million of such senior redeemable preferred stock in lieu of Rice.
Rice and the Southland Purchasers used working capital derived from partner or member contributions as the source of the consideration to be paid by them for the senior subordinated debt and senior redeemable preferred stock.

                               Jotan Inc.

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

In addition to the Subordinated Debt, Rice and the Southland Purchasers also received pro rata portions of warrants to purchase 3,227,471 shares of Common Stock, representing 13.5% of the outstanding Common Stock on a fully diluted basis, which will be exercisable for a term of ten years (the "13.5% Warrants"). The total exercise price of the 13.5% Warrants is a maximum of $100. The Common Stock issuable upon exercise of the 13.5% Warrants is subject to registration rights that will allow the holders to require the registration of such shares on not more than two occasions, and to include such shares in other registrations by the Company, subject to certain restrictions.

The 13.5% Warrants include customary antidilution provisions and allow the holder to sell ("put") the 13.5% Warrants to the Company at a price equal to the greater of their book value or their fair market value (the "Put Price") at any time after the earlier to occur of (i) the fifth anniversary of closing, (ii) prepayment of the Subordinated Debt in full, (iii) a material change in the ownership of the Company, (iv) a merger or sale of all or a majority of the Company's assets, or (v) the Company's default in performing certain covenants contained in the documents governing the Subordinated Debt. The Company will have the right to purchase ("call") the 13.5% Warrants at any time after the sixth anniversary of closing for a price equal to the Put Price. As long as the Subordinated Debt is outstanding, Rice and Fairview will each have the right to attend and observe all meetings of the Board of Directors.

Preferred Stock.- The Series B Preferred Stock accrues dividends at a rate of 8.0% per annum, payable quarterly in cash or, at the Company's option, in kind by the issuance of additional shares of Series B Preferred Stock. Series B Preferred Stock will have a liquidation preference over all other shares of Common Stock and preferred stock, including the Series A Preferred Stock that is currently held by F-Jotan, an affiliate of Fairview. The Series B Preferred Stock may be redeemed by the Company at any time, but subject to premiums ranging from 12.5% during the first year to 0% commencing in

                                Jotan Inc.

the sixth year. Redemption of the Series B Preferred Stock is mandatory on the eighth anniversary of closing. Rice and the Southland Purchasers were paid pro rata portions of a fee at closing of $250,000 for providing the Series B Preferred Stock financing. The Series B Preferred Stock will entitle the holders thereof at all times that it is outstanding to elect the majority of the Board of Directors.

In addition to the Series B Preferred Stock, Rice and the Southland Purchasers also received pro rata portions of warrants to purchase 11,953,596 shares of Common Stock, representing approximately 50% of the issued and outstanding Common Stock on a fully diluted basis, which will be exercisable for a term of ten years (the "50% Warrants"). The total exercise price of the 50% Warrants is a maximum of $100. The portion of the 13.5% Warrants and the 50% Warrants being acquired by Rice, in the aggregate, will allow Rice to acquire upon exercise approximately 50.5% of the outstanding Common Stock on a fully diluted basis. Through conversion of the Series A Preferred Stock and exercise of the portion of the 13.5% Warrants and the 50% Warrants being acquired by the Southland Purchasers, affiliates of Fairview will after the closing of the Proposed Transactions have the right to acquire approximately 24.12% of the outstanding Common Stock, on a fully diluted basis. The Common Stock issuable upon exercise of the 50% Warrants is subject to registration rights that will allow the holders to require the registration of such shares on not more than two occasions, and to include such shares in other registrations by the Company, subject to certain restrictions. The put and call rights associated with the 50% Warrants are identical to the similar rights of the 13.5% Warrants described above.

The former holders of Common Stock collectively own approximately 25.38% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to the Transactions discussed above. Rice is the Company's largest holder, beneficially owning approximately 50.5% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to the Transactions. In addition, the Southland Purchasers beneficially own approximately 13% of the outstanding shares of Common Stock and F-Jotan will beneficially own approximately 11.12% of the outstanding shares of Common Stock on a fully diluted basis after giving effect to the Transactions. Each of Rice and the Southland Purchasers filed with the Securities and Exchange Commission (the "Commission") statements reporting their respective beneficial ownership of Common Stock pursuant to Section 13(d) of the Exchange Act. For purposes of
Section 13(d), each of the Southland Purchasers and F-Jotan were deemed to beneficially own the full 24.12% of the outstanding Common Stock on a fully diluted basis as a result of their affiliate status due to their common manager.

                               Jotan Inc.

The Company has also signed an agreement ("the Credit Agreement") with Banque Paribas on February 28, 1997 to obtain up to $12 million in a senior revolving credit facility and $27 million in senior term/acquisition credit facilities. As part of the Banque Paribas financing agreement the Company has terminated its long term financing arrangement with CIT and paid off other long term credit facilities resulting in $2,098,184 being reclassified to short term debt as of December 31, 1996. These facilities were terminated on February 28, 1997. On April 18, 1997 Banque Paribas assigned certain of its rights and interest under the Credit Agreement to other Banks ("the Lenders").

On June 23, 1997 the Company entered into a commitment agreement with Rice and Fairview which will result in their purchasing an additional $2,625,000 of Series B Preferred Stock on or before September 23, 1997. These additional funds will be used to provide the long term financing of the Cove acquisition. As a result of this commitment agreement, the Lenders amended the Credit Agreement waiving the Company's compliance with certain sections of the Agreement, thus allowing the Company to temporarily borrow $2,625,000 under the acquisition credit facility. The funds temporarily borrowed under the acquisition facility will be repaid to the lenders upon the purchase of the additional Series B Preferred Stock by Rice and Fairview.

On August 19, 1997, the Company amended the Credit Agreement with Banque Paribas, eliminating the $10 million acquisition facility and reducing the senior revolving credit facility from $12 million to $9 million, until April 1, 1998 when the revolving credit facility increases to $12 million.

On August 19, 1997, the Company also amended the Subordinated Debt Agreement to change interest payable, under the Subordinated Debt Agreement, on the last business day of August 1997, November 1997 and February 1998 to an obligation to issue one or more Senior Subordinated Notes for the same amount of interest payable on the respective dates, under the same conditions as the original Subordinated Debt Agreement. These notes will be issued on or before May 30, 1998 and will be subject to the same repayment conditions as the original Subordinated Debt Agreement.

The Company believes it has adequate capital resources for the foreseeable future.

Financial Accounting Standards Board Statement No. 128

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. There is no expected impact on primary earnings per share for the quarters ended and the six months ended June 30, 1997 and 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

                               Jotan Inc.

Part II--Other Information

   Item 6--Exhibits

     a)   Exhibit 11 - Computation of Per Share Earnings

                                 Jotan Inc.
Exhibit 11 Statement Re:  Computation of Per Share Earnings

                          Three months ended June 30  Six months ended June 30
                               1997         1996         1997        1996
                             ----------  ----------   ----------  ----------
Primary:
Average shares
outstanding                   5,696,611   5,679,411    5,687,964   5,673,603

Net effect of stock
options-based on the
treasury stock method
using average market price       *           -0-           *          -0-
                           ------------ -----------  ----------- -----------
Totals                       5,696,611   5,679,411    5,687,964   5,673,603
                           ============ ===========  =========== ===========

Net Income (loss)          $(1,011,714) $   25,059  $(1,495,171) $   46,078
Amount attributable
to preferred stock             220,625       -0-        320,834        -0-
                           ------------ -----------  ----------- -----------

Net income (loss)
attributable to common
shareholders               $(1,232,339) $   25,059  $(1,816,005) $   46,078
                           ============ ===========  =========== ===========

Per Share Amount            $     (.22)  $     .00   $     (.32)  $     .01
                           ============ ===========  =========== ===========


Fully diluted:
Average shares
outstanding                  5,696,611   5,679,411    5,687,964   5,673,603

Net effect of stock options-
based on the treasury method
using average market price which
is greater than quarter-end
market price                     *           -0-          *          -0-

Assumed conversion of 8 %
preferred convertable stock
equivalent to 2,531,646
common shares.	               *         639,867	    *         319,933
                           ------------ -----------  ----------- -----------

Totals                       5,696,611   6,319,278    5,687,964   5,993,537
                           ============ ===========  =========== ===========



                                Jotan Inc.
          Exhibit 11 Statement Re:  Computation of Per Share Earnings
                                 (cont.)


                           Three months ended June 30 Six months ended June 30
                               1997         1996         1997        1996
                             ----------  ----------   ----------  ----------

Totals from previous page    5,696,611   6,319,278    5,687,964   5,993,537
                           ============ ===========  =========== ===========

Net Income (loss)          $(1,011,714) $   25,059  $(1,495,171) $   46,078
Amount attributable to
preferred stock                220,625       -0-        320,824       -0-
                           ------------ -----------  ----------- -----------

Net Income (loss)
attributable to common
shareholders               $(1,232,339) $   25,059  $(1,816,005) $   46,078
                           ============ ===========  =========== ===========

Per Share Amount            $    (.22)   $    .00    $    (.32)   $    .01
                           ============ ===========  =========== ===========

*The effect of the stock options and the preferred stock on weighted average shares is not assumed in the computation because their effect is anti-dilutive.


                                JOTAN, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Jotan, Inc.



                                      By: ____________________________
                                          William Ames, President






                                      By: ____________________________
                                          David Freedman, Vice President
                                          and Chief Financial Officer





August 19, 1997