Form 10QSB
period 1997-09-30
JOTAN INC
filed 1997-11-14
CIK 921381

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-QSB

                                 (MARK ONE)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30,1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________________

                          Commission File No. 0-24188

                                  JOTAN, INC.
       (Exact name of small business issuer as specified in its charter)
              Florida                                59-3181162
       (State or other jurisdiction of    (IRS Employer Identification No.)
        incorporation or organization)

      118 W. Adams Street, Suite 900, Jacksonville, Florida 32202
   (Address of principal executive offices)                (Zip Code)

   Issuer's telephone number, including area code      (904) 355-2592
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

                      Yes  [ X ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,696,611 shares of common stock, $.01 par value, as of November 11, 1997.




<PAGE



                                 INDEX

                               Jotan, Inc.


Part I--Financial Information

   Item I - Financial Statements (Unaudited)
            Condensed Consolidated Statements of Operations for the
            Three Months and Nine Months ended September 30, 1997 and 1996   2

            Condensed Consolidated Balance Sheet at September 30, 1997
            and September 30, 1996                                         3 & 4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 1997 and 1996                  5 & 6

            Notes to Condensed Consolidated Financial Statements             7

   Item II -- Management's Discussion and Analysis of
              Financial Condition and Result of Operations                  12



Part II -- Other Information

   Item 6 - Exhibit 11 - Computation of Per Share Earnings                  17

   Signatures                                                               20


<PAGE

                                   Jotan, Inc.

                     Condensed Consolidated Statements of Operations
                                   (Unaudited)

                         Three months ended September 30   Nine months ended September 30
                          _____________________________    _____________________________
                              1997             1996            1997             1996
                          _____________   _____________    _____________   _____________

Sales                     $ 20,195,006    $  2,865,067     $ 45,958,193    $  8,349,138
Cost of sales               14,452,681       2,078,858       32,821,835       6,237,573
                          _____________   _____________    _____________   _____________
Gross profit                 5,742,325         786,209       13,136,358       2,111,565
                          _____________   _____________    _____________   _____________

Operating expenses           5,417,881         648,861       11,949,745       1,825,896
Amortization of goodwill
and non-compete                833,160            -           1,899,158            -
                          _____________   _____________    _____________   _____________
Operating income (loss)     (  508,716)        137,348      (   712,545)        285,669

Other income                     4,000          12,274           14,125          51,766
Interest expense            (1,010,483)    (    59,740)     ( 2,311,950)   (    201,475)
                          _____________   _____________    _____________   _____________

Income (loss) before taxes  (1,515,199)         89,882      ( 3,010,370)        135,960
Income tax expense                -               -                -               -
                          _____________   _____________    _____________   _____________
Net income (loss)           (1,515,199)         89,882      ( 3,010,370)        135,960

Amounts attributable to
   preferred stock             231,556            -             552,390            -
                          _____________   _____________    _____________   _____________
Net income (loss)
   attributable to
   common shareholders     $(1,746,755)   $     89,882     $( 3,562,760)   $    135,960
                          =============   =============    ==============  =============

Net income (loss) per share  $  (.31)       $    .01         $   (.63)       $    .02
                          =============   =============    ==============  =============
Weighted average number
   of common and common
   equivalent shares
   outstanding               5,696,611       8,211,057         5,690,857       6,520,905
                          =============   =============    ==============   =============





See notes to condensed consolidated financial statements.

                                  -2-
<PAGE

                                Jotan, Inc.

                   Condensed Consolidated Balance Sheet
                               (Unaudited)

                                                               September 30
                                                          1997             1996
                                                      _____________    _____________
Assets
Current assets:
   Cash and cash equivalents                          $  1,727,814      $ 1,379,254
   Trade receivables, net                               10,554,716        1,242,764
   Inventory                                             9,130,996        1,123,161
   Other current assets                                    940,027          291,964
                                                      _____________    _____________
Total current assets                                    22,353,553        4,037,143
                                                      _____________    _____________


Property and equipment, net                              5,059,152          860,864


Goodwill, net Southland                                 24,743,715             -
Goodwill, net Cove                                       1,986,140             -
Non-compete, net                                         5,833,500             -
Other assets                                               593,817          396,215
                                                      _____________    _____________

Total assets                                          $ 60,569,877      $ 5,294,222
                                                      =============    =============





See notes to condensed consolidated financial statements.

                                Jotan, Inc.

                    Condensed Consolidated Balance Sheets
                                (Unaudited)

                                                               September 30
                                                          1997             1996
                                                      _____________     ____________
Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                     $  6,945,837      $ 1,321,941
   Accrued expenses                                      5,012,660           46,849
   Notes payable (12%)                                      95,000           95,000
   Current portion of long-term debt,
      and capital leases                                23,811,784           24,748
   Other                                                   270,281             -
                                                      _____________     ____________
Total current liabilities                               36,135,562        1,488,538
                                                      _____________     ____________

Capitalized lease obligations                            3,864,501             -
Deferred revenue                                           120,637             -
Long-term debt, less current maturities                  8,790,616          519,291
Line of credit                                                -           1,295,960
                                                      _____________     ____________
                                                        12,775,754        1,815,251
                                                      _____________     ____________

Redeemable preferred stock                              11,965,000             -

Stockholders' equity (deficit)
   Preferred stock
     Authorized shares - 10,000,000
     Issued and outstanding shares - 1,265,823
       in 1997 and 1996                                     12,658           12,658
   Voting common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 5,696,611
       in 1997 and 5,679,411 in 1996                        56,966           56,794
   Additional paid-in capital                            4,639,611        3,963,983
   Retained earnings (deficit)                         ( 5,015,674)      (2,043,002)
                                                      _____________     ____________
Total stockholders' equity (deficit)                   (   306,439)       1,990,433
                                                      _____________     ____________

Total liabilities and stockholders' equity            $ 60,569,877      $ 5,294,222
                                                      =============     ============




See notes to condensed consolidated financial statements.

                                 Jotan. Inc.

                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                       Nine months ended September 30
                                                      _________________________________
                                                          1997                1996
                                                      _____________       _____________
Cash flows from operating activities
Net income (loss)                                     $( 3,010,370)       $    135,960
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization expense               2,242,631             117,624
     Stock compensation expense                             25,800               7,550
     Changes in operating assets and liabilities:
       Trade receivables                               ( 3,033,911)        (   286,338)
       Inventory                                       ( 1,679,473)        (   138,776)
       Other current assets                            (   104,198)        (    81,674)
       Trade payables                                    2,141,204             112,921
       Accrued expenses                                  1,300,757         (    12,013)
       Other current liabilities                       (   651,840)               -
                                                      _____________       _____________
Net cash (used in) provided by operating activities    ( 2,769,400)            132,806
                                                      =============       ==============

Cash flows from investing activities
Proceeds from sale of property and equipment             1,000,000                -
Decrease (increase) in other assets                        706,261         (   350,961)
Purchase of property and equipment                     (   266,875)        (    31,559)
Purchase of business Cove, net of cash acquired        ( 2,625,000)               -
Purchase of business Southland, net of cash acquired   (37,842,535)               -
                                                      _____________       _____________
Net cash used in investing activities                  (39,028,149)        (   382,520)
                                                      =============       =============

Cash flows from financing activities
Proceeds from (payments) on line of credit borrowings  ( 1,594,076)            188,582
Repayments of amounts advanced from Total Supply
     Systems, Inc.                                            -            (   353,749)
Payments on long-term debt                             ( 4,437,159)        (    55,262)
Proceeds from senior revolver                            8,080,884                -
Proceeds from acquisition revolver                       2,625,000                -
Proceeds from senior term debt                          16,122,500                -
Proceeds from senior subordinated debt                   8,710,000                -
Proceeds from issuance of redeemable preferred stock,
     net of issuance costs                              11,965,000           1,827,626
Proceeds from issuance of warrants                         650,000                -
                                                      _____________       _____________
Net cash provided by financing activities               42,122,149           1,607,197
                                                      =============       =============


                                Jotan. Inc.

                                 (Unaudited)


                                                       Nine months ended September 30
                                                      _________________________________
                                                          1997                1996
                                                      _____________       _____________
Net increase in cash and cash equivalents                  324,600           1,357,483
Cash and cash equivalents at beginning of period         1,403,214              21,771
                                                      _____________       _____________
Cash and cash equivalents at end of period            $  1,727,814        $  1,379,254
                                                      =============       =============


Purchase of business, Cove net of cash acquired
  Inventory                                           $(   480,000)       $       -
  Property and equipment                               (   221,850)               -
  Other assets                                         (     2,850)               -
  Goodwill                                             ( 2,019,800)               -
  Notes payable and capitalized leases                      99,500                -
                                                      _____________       _____________
                                                      $( 2,625,000)       $       -

Purchase of business, Southland net of cash acquired
  Trade receivables                                   $( 5,967,581)       $       -
  Inventory                                            ( 5,789,881)               -
  Other current assets                                 (   517,889)               -
  Property and equipment                               ( 4,069,138)               -
  Other assets                                         (   820,802)               -
  Trade payables                                         3,278,692                -
  Accrued expenses                                       3,488,497                -
  Other current liabilities                                922,121                -
  Other liabilities                                        122,486                -
  Non - Compete                                        ( 6,600,000)               -
  Goodwill                                             (25,621,863)               -
  Notes payable and capitalized leases                   3,732,823                -
                                                      _____________       _____________

                                                      $(37,842,535)       $       -
                                                      =============       =============




 See notes to condensed consolidated financial statements.

                                Jotan Inc.
             Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

1. The Business and Basis of Presentation

Description of Business

Jotan, Inc. (the "Company") is a distributor of packaging and shipping supplies with twenty distribution centers located throughout the United States. The Company sells to a broad customer base including manufacturers, moving and storage, air freight, and perishable food markets. Prior to March 1997, Jotan, Inc. was a regional distributor of packaging materials providing Just On Time As Needed delivery service for its industrial customers. On March 4, 1997 the Company completed the acquisition of 100% of the stock of Southland Holding Company ("Southland"). Southland is a distributor of packaging and shipping supplies with eleven distribution centers throughout the United States. Southland sells primarily to the moving and storage industry, but also sells packaging products to the air freight and perishable food markets. Southland provides services similar to those provided by the Company to these markets. On June 20, 1997 the Company completed the acquisition of the assets of Cove Container Corporation ("Cove"). Cove is a distributor of packaging and shipping supplies with a distribution center located in Pontiac, Michigan. Cove sells both to manufacturers and to the moving and storage industry and provides services similar to those provided by the Company.

Basis of Presentation
The accompanying financial statements are unaudited and, in the opinion of management reflect all the adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature.

The acquisitions of Southland and Cove have been accounted for under the purchase method of accounting. The cost in excess of net assets acquired is currently being evaluated by management to allocate its various components. The majority of the cost will be allocated to goodwill, which will be amortized over 15 years. The results from operations include amortization of goodwill and non-compete agreements based on preliminary purchase price allocations. The purchase price allocations are currently being evaluated by management and are subject to revision after more detailed analysis and evaluations are completed.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The financial statements at September 30, 1997 and September 30, 1996 reflect the combined accounts of the Company and its subsidiaries. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

                                Jotan Inc.
             Notes to Condensed Consolidated Financial Statements
                               (Unaudited)
                                  cont.

2.    Long Term Debt

      Senior Secured Term Loan A with interest                 $8,035,240
      at LIBOR plus 2.75% payable quarterly
      ( 8.47 % at September 30, 1997), with principal payments due quarterly beginning in June, 1997 and ending March, 2002.

      Senior Secured Term Loan B with interest	                7,537,260
      at LIBOR plus 3.25% payable quarterly
      ( 8.97 % at September 30, 1997), with principal payments due quarterly beginning in June, 1997 and ending March 2004.

      Senior Secured Revolving Line of Credit with	          8,080,884
      interest at LIBOR plus 2.75% payable quarterly
      ( 9.43 % at September 30, 1997), with principal due March 2002.

      Subordinated Debt with interest of 12.5%	                8,710,000
      payable quarterly commencing May 30, 1998, with principal due in equal quarterly installments during 2002 and 2005.


      Other                                                       120,616
                                                              ------------
                                                               32,484,000

      Less Current Maturities                                  23,693,384
                                                              ------------
      Long Term Debt                                          $ 8,790,616
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

                               Jotan Inc.
              Notes to Condensed Consolidated Financial Statements
                              (Unaudited)
                                  cont.

2.    Long Term Debt (continued)

In addition, certain covenants exist with senior lenders stipulating minimum interest coverage, fixed charge coverage, and EBITDA. As of August 31, 1997, the company failed to meet minimum EBITDA requirements. As of September 30, 1997, the company failed to meet the required interest coverage, fixed charge coverage, and EBITDA requirements. Waivers have been obtained from senior lenders for defaults occurring during August and September and financial covenants have been waived for October and November. The Company expects that the financial covenants will be amended in December, and the Company will be in compliance with these amended covenants in the future. As a result, the senior secured term loans have been reclassified as current liabilities at September 30, 1997 with the expectation they will be reclassified to long term at December 31, 1997.

In connection with the subordinated debt, the Company issued warrants to purchase approximately 13.5% of the Company's issued and outstanding Common Stock on a fully diluted basis. The warrants are exercisable for ten years and were attributed a value of $150,000.

      Long term debt maturities by year are as follows:

      1997                                               $         9,960
      1998                                                        20,000
      1999	                                                      20,000
      2000	                                                      20,000
      2001                                                        10,656
      Thereafter                                               8,710,000
                                                          ---------------
      Total Long Term Debt                                     8,790,616


3.    Capitalized Leases

The Company leases certain land and buildings under long term leases which are accounted for as capital leases. Included in property and equipment are the following assets held under capital leases:

                                                    September 30, 1997

      Land                                             $   701,597
      Buildings                                          3,949,274
                                                       ------------
                                                         4,650,871
      Less accumulated amortization                     (1,244,514)
                                                       ------------
                                                        $3,406,357
                                                       ============

                               Jotan Inc.
              Notes to Condensed Consolidated Financial Statements
                              (Unaudited)
                                 cont.

3.    Capitalized Leases (continued)


Future minimum lease payments for assets under capital leases at September 30, 1997 are as follows:

            1997                                        $  181,250
            1998                                           732,500
            1999                                           732,500
            2000                                           732,500
            2001                                           732,500
            2002                                           732,500
            Thereafter                                   3,803,540
                                                       ------------
        Total minimum lease payments                     7,647,290
        Less amount representing interest               (3,664,489)
                                                       ------------
        Present value of minimum lease payments          3,982,801
        Less current maturities                           (118,400)
                                                       ------------
        Long Term Obligations                          $ 3,864,501
                                                       ============

4.	Preferred Stock

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

                               Jotan Inc.
              Notes to Condensed Consolidated Financial Statements
                              (Unaudited)
                                 cont.

4.Preferred Stock (continued)

Also, in connection with the Redeemable Preferred Stock, the Company issued warrants to purchase approximately 50% of the Company's issued and outstanding Common Stock on a fully diluted basis. The warrants are exercisable for ten years and were attributed a value of $500,000.

On June 23, 1997 the Company entered into a commitment agreement with Rice and Fairview which resulted in their purchasing an additional $2,625,000 of Series B Preferred Stock on September 11, 1997. These additional funds were used to provide the long term financing of the Cove acquisition, retiring the acquisition credit facility of $2,625,000. As a result of this commitment agreement, the lenders waived the Company's compliance with certain sections of the Credit Agreement related to the Cove acquisition.


II Management's Discussion and Analysis of Financial Condition and Results of Operations

On March 4, 1997, the Company completed the acquisition of 100% of the stock of Southland Holding Company. On June 20, 1997, the Company completed the acquisition of the assets of Cove Container Corporation. As a result of these acquisitions, the Company's financial statements after March 4, 1997 are not comparable to financial statements prior to that date.

To facilitate a meaningful comparison of the Company's operating performance, the following discussion and analysis is presented on a traditional basis. Included in the following discussion are comparisons of EBITDA (earnings before interest, taxes, depreciation, and amortization). The Company believes EBITDA is helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. In addition, EBITDA facilitates the monitoring of covenants related to certain long-term debt. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Company's operating performance or to cash flows as a measure of its overall liquidity.

Jotan, Inc. and its consolidated subsidiaries reported a net loss of $3.0 million for the nine months ended September 30, 1997 compared to net income of $.1 million for the same period in 1996. For the quarter ended September 30, 1997, the Company reported a net loss of $1.5 million compared to net income of $.1 million for the equivalent period of 1996.

EBITDA for the nine months ended September 30, 1997 was $1.5 million compared to $.4 million for the same period in 1996. For the quarter ended September
30, 1997, the company achieved EBITDA of $.5 million compared to $.2 million for the equivalent period of 1996.

                                 Jotan, Inc.

Net sales increased to $46.0 million for the nine months ended September 30, 1997 from $8.3 million for the nine months ended September 30, 1996. Net sales for the third quarter of 1997 increased to $20.2 million from $2.9 million for the quarter ended September 30, 1996. The increase in net sales for the nine months and three months ended September 30, 1997 was primarily related to $35.1 million and $15.9 million, respectively of post acquisition revenue generated by Southland and Cove. Net sales also increased from new business at the Company's four existing distribution centers, and the opening of three new distribution centers, during the first six months of 1997, in Dallas, Texas; Findlay, Ohio; and Chicago, Illinois.

Gross profit increased to $13.1 million for the nine months ended September 30, 1997 from $2.1 million for the nine months ended September 30, 1996. For the third quarter of 1997, gross profit increased to $5.7 million from $.8 million for the quarter ended September 30, 1996. Gross profit margins were improved as a result of product mix changes associated with the Southland and Cove acquisitions.

Operating expenses increased to $11.9 million for the first nine months of 1997 from $1.8 million for the same period in 1996. Operating expenses for the three months ended September 30, 1997 increased to $5.4 million from $.6 million for the three months ended September 30, 1996. The major factor contributing to these increases was the inclusion of Southland operating expenses in the post acquisition period. Other contributing factors included expenses related to integration of Southland's administrative functions, and professional fees relating to staffing and regulatory filings.

Expenses related to amortization of goodwill and non-compete agreements were $1.9 million and $.8 million for the nine months and three months ended September 30, 1997, respectively. There was no amortization expense in the same period of 1996. This increase relates to the amortization of goodwill and non-compete agreements resulting from the Southland and Cove acquisitions.

Interest expense for the three months ended September 30, 1997 increased to $1.0 million from $59 thousand for the equivalent period 1996. For the nine month period ended September 30, 1997 interest expense totaled $2.3 million versus $.2 million in 1996. This increase reflected the impact of increased borrowings related to the Southland acquisition.

                               Jotan, Inc.

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

                                 Jotan, Inc.

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

                                 Jotan, Inc.

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

On June 23, 1997 the Company entered into a commitment agreement with Rice and Fairview which resulted in their purchasing an additional $2,625,000 of Series B Preferred Stock on September 11, 1997. These additional funds were used to provide the long term financing of the Cove acquisition. As a result of this commitment agreement, the Lenders amended the Credit Agreement waiving the Company's compliance with certain sections of the Agreement, thus allowing the Company to temporarily borrow $2,625,000 under the acquisition credit facility. The funds temporarily borrowed under the acquisition facility were repaid to the lenders upon the purchase of the additional Series B Preferred Stock by Rice and Fairview.

On November 14, 1997 the Company amended the Credit Agreement with Banque Paribas, reducing the senior revolving credit facility from $9 million to $8 million, until April 1, 1998 when the revolving credit facility increases to $12 million.

On August 19, 1997 the Company also amended the Subordinated Debt Agreement to change interest payable, under the Subordinated Debt Agreement, on the last business day of August 1997, November 1997 and February 1998 to an obligation to issue one or more Senior Subordinated Notes for the same amount of interest payable on the respective dates, under the same conditions as the original Subordinated Debt Agreement. These notes will be issued on or before May 30, 1998 and will be subject to the same repayment conditions as the original Subordinated Debt Agreement.

Certain covenants exist with senior lenders stipulating minimum interest coverage, fixed charge coverage, and EBITDA. As of August 31, 1997, the company failed to meet minimum EBITDA requirements. As of September 30, 1997, the company failed to meet the required interest coverage, fixed charge coverage,

                                 Jotan, Inc.

and EBITDA requirements. Waivers have been obtained from senior lenders for defaults occurring during August and September and financial covenants have been waived for October and November. The Company expects that the financial covenants will be amended in December, and the Company will be in compliance with these amended covenants in the future. As a result, the senior secured term loans have been reclassified as current liabilities at September 30, 1997 with the expectation they will be reclassified to long term at December 31, 1997.

The Company believes it has adequate capital resources for the foreseeable future.

Financial Accounting Standards Board Statement No. 128

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. There is no expected impact on primary earnings per share for the quarters ended and the nine months ended September 30, 1997 and 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

                               Jotan Inc.

Part II--Other Information

   Item 6--Exhibits

     a)   Exhibit 11 - Computation of Per Share Earnings

                                 Jotan Inc.
Exhibit 11 Statement Re:  Computation of Per Share Earnings

                          Three months ended Sept 30   Nine months ended Sept 30
                               1997         1996             1997        1996
                             ----------  ----------       ----------  ----------
Primary:
Average shares
outstanding                   5,696,611   5,679,411       5,690,857   5,675,829

Net effect of stock
options-based on the
treasury stock method
using average market price       *           -0-              *          -0-
                           ------------ -----------      ----------- -----------
Totals                       5,696,611   5,679,411        5,690,857   5,675,829
                           ============ ===========      =========== ===========

Net Income (loss)          $(1,515,199) $   89,882      $(3,010,370) $  135,960
Amount attributable
to preferred stock             231,556       -0-            552,390        -0-
                           ------------ -----------      ----------- -----------

Net income (loss)
attributable to common
shareholders               $(1,746,755) $   89,882      $(3,562,760) $  135,960
                           ============ ===========      =========== ===========

Per Share Amount            $     (.31)  $     .01       $     (.63)  $     .02
                           ============ ===========      =========== ===========


Fully diluted:
Average shares
outstanding                  5,696,611   5,679,411        5,690,857   5,675,829

Net effect of stock options-
based on the treasury method
using average market price which
is greater than quarter-end
market price                     *           -0-              *          -0-

Assumed conversion of 8 %
preferred convertable stock
equivalent to 2,531,646
common shares.	               *       2,531,646	        *         845,076
                           ------------ -----------      ----------- -----------

Totals                       5,696,611   8,211,057        5,690,857   6,520,905
                           ============ ===========      =========== ===========

                                Jotan Inc.
          Exhibit 11 Statement Re:  Computation of Per Share Earnings
                                 (cont.)


                           Three months ended Sept 30  Nine months ended Sept 30
                               1997         1996             1997        1996
                             ----------  ----------       ----------  ----------

Totals from previous page    5,696,611   8,211,057        5,690,857   6,520,905
                           ============ ===========      =========== ===========

Net Income (loss)          $(1,515,199) $   89,882      $(3,010,370) $  135,960
Amount attributable to
preferred stock                231,556       -0-            552,390       -0-
                           ------------ -----------      ----------- -----------

Net Income (loss)
attributable to common
shareholders               $(1,746,755) $   89,882      $(3,562,760) $  135,960
                           ============ ===========      =========== ===========

Per Share Amount            $    (.31)   $    .00        $    (.63)   $    .01
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


                                      Jotan, Inc.



                                      By: ____________________________
                                          William Ames, President






                                      By: ____________________________
                                          Edward Lipscomb, Vice President
                                          and Chief Financial Officer





November 14, 1997