Form 10-K
period 1997-12-31
JOTAN INC
filed 1998-05-26
CIK 921381

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

   For the fiscal year ended     December 31, 1997


   Commission File Number:           0-24188

                                   JOTAN, INC.
              (Exact name of registrant as specified in its charter)

          FLORIDA                                     59-3181162
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                          118 WEST ADAMS STREET, SUITE 900
                            JACKSONVILLE, FLORIDA 32202
               (Address of principal executive offices)   (Zip Code)

   Registrant's telephone number,                904-355-2592
       including area code

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

   Registrant's revenues for the fiscal year ended December 31, 1997 were $60,257,468.

   The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 15, 1998 was approximately 1,661,313.

   The number of shares outstanding of Common Stock, $.01 par value, as of April 15, 1998: 21,414,013.

                      Documents Incorporated by Reference

   None.

   Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [x]

                                Jotan, Inc.

                                Form 10-KSB


                             Table of Contents


   PART I
        Item 1.     Description of the Business . . . . . . . . . . . . .   1
        Item 2.     Description of Property . . . . . . . . . . . . . . .   4
        Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . .   5
        Item 4.     Submission of Matters to a Vote of Security Holders .   7

   PART II
        Item 5.     Market for the Registrant's Common Equity and
                    Related Shareholder Matters . . . . . . . . . . . . .   7
        Item 6.     Management's Discussion and Analysis. . . . . . . . .   8
        Item 7.     Financial Statements  . . . . . . . . . . . . . . . .  14
        Item 8.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure . . . . . . . . .  15

   PART III
        Item 9.     Directors, Executive Officers, Promoters and Control
                    Persons . . . . . . . . . . . . . . . . . . . . . . .  15
        Item 10.    Executive Compensation  . . . . . . . . . . . . . . .  17
        Item 11.    Security Ownership of Certain Beneficial Owners and
                    Management  . . . . . . . . . . . . . . . . . . . . .  18
        Item 12.    Certain Relationships and Related Transactions  . . .  20
        Item 13.    Exhibits and Reports on Form 8-K  . . . . . . . . . .  22

                                    PART I

   Item 1. Description of the Business

   Business Development

   Jotan, Inc. (the "Company") was originally organized on December 5, 1988 under the laws of the State of Idaho as Antelope Resources, Inc. Following the acquisition of Jotan, Inc., a Florida corporation, in March 1994, the Company, through its wholly-owned subsidiary, Jotan-Florida, became actively engaged in the business of distributing packaging and shipping supplies for industrial customers in the southeastern United States.

   On May 14, 1996 the stockholders approved a proposal to change the Company's state of incorporation from Idaho to Florida and to increase the Company's authorized shares of common stock from ten million (10,000,000) to forty million (40,000,000) and to authorize a class of blank-check preferred stock. The re-incorporation and the change in authorized shares were accomplished by merging the Company into the Company's wholly-owned subsidiary, Jotan-Florida.

   On March 4, 1997 the Company completed the acquisition of 100% of the stock of Southland Holding Company ("SHC"). The subsidiaries of SHC and one affiliate of the Company merged with and into SHC in 1997 which changed its name to Southland Container Packaging Corp. ("Southland"). Southland is a distributor of packaging and shipping supplies with eleven distribution centers throughout the United States. Southland served primarily the moving and storage industry, but also provided packaging products to the air freight and perishable food markets. As of June 20, 1997 the Company completed the acquisition of the assets of Cove Container Corporation ("Cove"). Cove is a distributor of packaging and shipping supplies with a distribution center located in Pontiac, Michigan, and a manufacturing facility in West Branch, Michigan. Cove serves both the industrial and the moving and storage industries.

   The Company's principal executive offices are located at 118 West Adams Street, Suite 900, P.O. Box 836, Jacksonville, Florida 32201, and its telephone number is (904) 355-2592.

   Present Business Activities

   The Company is a distributor of packaging and shipping supplies with twenty-four distribution centers and two production facilities located throughout the United States. The Company sells to a broad customer base including industrial, moving and storage, air freight, and perishable food market segments. Prior to March 1997, Jotan, Inc. was a southeast regional distributor of packaging materials providing "Just On Time As Needed" delivery service for its industrial customers.

   Industrial Market

   The Company offers its industrial customers a comprehensive line of products and services on a "Just On Time As Needed" (Jotan) basis, whereby the Company determines the daily packaging and shipping supply demands of its customers and delivers to the customer, as needed, the finished packaging and shipping products tailored to the customer's needs. The Company designs a supply system for each customer based on "just in time" inventory management by providing all of the customer's packaging and shipping supplies as needed.

   The Company has developed a supply system of inventory management that provides a single source for all of its customers' packaging and shipping supplies. It is designed to save the customer time, effort, storage space and money. By using the Company's services, a customer can eliminate its packaging and shipping supplies inventories thereby freeing up warehouse space, reducing labor costs and reducing required capital. Customers can fulfill their packaging and shipping supply needs on a schedule tailored to their specific production runs and manufacturing systems. Common problems encountered by manufacturers such as procurement, storage, delivery and financing of packaging and shipping supplies become the responsibility of the Company.

   Moving and Storage Market

   The Company sells and distributes corrugated moving supplies, wrapping and cushioning materials, moving van and warehouse pads, material handling equipment, and other supplies to the moving and storage industry. The Company offers the capability for customers to pick up products from geographically dispersed distribution centers. This is extremely important to the many "over the road" drivers who make up a large portion of the service providers in the moving and storage industry.

   Perishable Product Packaging and Air Freight Markets

   The Company provides packaging products to air freight haulers and seafood and agricultural products producers. These include air freight containers, coated corrugated containers, and other packaging materials specifically designed for the unique requirements of the perishable product shipper. The air freight business has become the dominant market segment for the west coast operations, and the perishable packaging product lines are rapidly growing throughout the southeast.

   Products

   The Company's supplier base includes all the major integrated forest products manufacturers. Together with a regional supplier base serving smaller run specialty requirements, the Company possesses sufficient supply capacities to meet the demands of the Company and its customers. The Company also purchases from its suppliers products such as bubble and shrink wrap, foam filling, packing peanuts, pallet wrap, tape, labels, and related packaging equipment. Because there are many manufacturers of its products, the Company does not rely on any single supplier or limited source in order to meet customer demands; and the Company has available to it several practical alternative sources for all of its products.

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

   Marketing and Distribution

   The Company distributes its products over a broad geographical area, with distribution centers located in the northeast, southeast, mid-west, south central, and western United States. Each of the Company's service and distribution centers concentrates on attracting and retaining customers from within the general geographical area of the facility. From its corporate headquarters in Jacksonville, Florida, the Company provides its distribution centers with planning and budgeting services, financial controls, procurement, information systems, personnel training and guidance in the marketing of specialized product lines. Inventory maintained at each of the Company's facilities is based on customers' requirements including the type of product needed and optimal production
   runs.   During 1997, the Company established and maintained new warehouse operations in Carrollton, TX and Findlay, OH.

   The Company maintains a direct sales force that solicits business from potential customers within the immediate area of each respective service and distribution center. Each of the Company's representatives works closely with their customers to develop a customized plan to maximize the efficiency of inventory control for packaging and shipping supplies.

   Competition

   The Company is in direct competition with manufacturers of corrugated boxes and other manufacturers of packaging and shipping products that market directly to end users. Many of the Company's competitors possess greater financial and personnel resources than the Company. Management believes that the Company is able to compete with these other companies because of its more personalized service and because of its ability to deliver packaging and shipping materials to its customers at a competitive price on a just-on-time-as-needed basis. Such ability to compete, however, depends upon the ability of the Company to finance its acquisition of inventory sufficient to satisfy the customer.

   In addition to competition from manufacturers, the Company also competes with distributors who provide a similar distribution link between the manufacturers and the end user. This is particularly true in the moving and storage segment of the business. The moving and storage industry is a mature industry. Packaging materials represent a significant component in its cost structure. As a result of the similarity of services offered by the Company and its major competitors, the price of packaging is a major factor in the selection of a packaging vendor. Some of these competitors have superior financial resources to the Company.

   Certain competitive conditions existed in 1997 that materially affected the performance of the Company. These conditions are discussed in "Item 3, Legal Proceedings."

   Patents and Trademarks

   The Company has filed a trademark application for the name "Jotan". The Company has adopted and is the owner of the trademark "Thermal Shield" which is the subject of a pending application in the United States Patent and Trademark Office.

   The Company has filed an application, and patent protection is pending for "Method And Apparatus For Packaging Perishable Goods". These products are marketed under the "Thermal Shield" trademark.

   Government Regulation

   The distribution of packaging and shipping supplies is not specifically regulated by any particular government agency, either federally or locally. Aside from the general business regulatory requirements, the Company is not aware of any specific governmental approvals or licenses that must be obtained or maintained to operate its business in the normal course.

   Employees

   As of the date hereof, the Company employs approximately 240 people full-time in management, administrative, sales, warehouse, distribution, and production functions. Management currently anticipates hiring additional employees as business warrants.

   Item 2.   Description of Property

   The Company's principal place of business and executive offices are located at 118 West Adams Street, Jacksonville, Florida 32202 and consist of 5,000 square feet of office space which is subject to a five year lease expiring in 1999. The Company has production, service, and distribution centers consisting of warehouse and office space all leased except one, at the following locations:

   609 East 10th Street       610 East 10th Street     1730 Colonial
   Jacksonville, FL           Jacksonville, FL         Thomasville, GA

   502 McKean Street          1629 South Highway 14    2025 West Belt Line Road
   Auburndale, FL             Greer, SC                Carrollton, TX

   200 Northparke Drive       3001 Directors Row       3625 Oakcliff Road
   Findlay, OH                Orlando, FL              Atlanta, GA

   2211 F Dis. Center Dr.     1536 Castle Hayne Road   8620 Dorsey Run Road
   Charlotte, NC              Wilmington, NC           Jessup, MD

   333 Park Avenue            125 National Road        166 National Road
   Federalsburg, MD           Edison, NJ               Edison, NJ

   36 Holton Street           4490 Steelway Boulevard  120 West 155th Street
   Winchester, MA             Liverpool, NY            Gardena, CA

   3112 & 3114 Via Mondo      214 Shaw Road #7         2810 Marshal
   Rancho Dominguez, CA       San Francisco, CA        Tacoma, WA

   5075 Kinston Street        444 South Boulevard E    3891 South M-76
   Denver, CO                 Pontiac, MI              West Branch, MI


   Each of the Company's properties is leased except the Thomasville, Georgia property which is owned by the Company.

   Item 3. Legal ProceedingsThe following is a list of the material legal proceedings instituted by or pending against the Company:

   Jotan, Inc. v. Golden State Container et. al.

   The Company instituted a civil action against Golden State Container, Inc. (k/n/a Victory Packaging, Inc.) ("Golden State") and the following defendants: David Rapson, Pete Dougherty, Fred Brown, Jeff Barber, Mason Shelby, Ron Sheldon, Dawn Berti, Mike O'Malley, George Miller, Cheryl Becker and Tomas Toro (collectively, the "Defendants") on January 22, 1998, in the 192nd District Court of Dallas County, Dallas, Texas for Injunctive Relief and Temporary Restraints. The action was filed to restrain all such named Defendants from continuing to take certain actions or taking action which would (i) result in the breach of existing contractual relations with certain named Defendants, (ii) result in tortious interference with business contracts, and (iii) result in a violation of state antitrust laws and public policy in regard to disclosure of confidential and proprietary information. A temporary restraining order was granted by the 192nd District Court of Dallas. Upon receipt of service of process, counsel for Defendant, Golden State, entered into a Rule 11 Agreement with counsel for the Company, whereby the temporary restraining order was modified. Thereafter, the Defendant, Golden State, filed a Motion to Transfer Venue from Dallas County to Harris County, Houston, Texas, the domicile of Golden State. The Motion to transfer venue was granted by the Dallas Court on February 5, 1998.
   The Company then instituted an action in the 270th District Court of Harris County for Injunctive Relief and Temporary Restraints on February 6, 1998. In such proceeding, the Court instructed the parties to reach an agreement. Counsel for Defendants and the Company then agreed under the terms of a Rule 11 Agreement, as adopted and entered by the Court, to restrain certain acts of the Defendant relating to the Company's employees and operations. Subsequently, the Motion to Transfer Venue as granted by 192nd Dallas Court was transferred and assigned to the 189th District Court in Harris County. Defendants have filed motions to consolidate the claims brought in the 270th Court into the 189th Court in Harris County. The Company has filed a reply and Plea in Abatement in regard to Defendants' motion. The Company simultaneously filed a Motion to Transfer the claims transferred and assigned to the 189th Court into the 270th Court where the agreed to Rule 11, as adopted and entered by the Court as a Temporary Injunction is in place. Further, the Company is preparing responses to certain special appearances of named Defendants filed in the 270th Court. Litigation continues with the Temporary Injunction, as adopted by the Court, in place as mutually agreed by the parties and as adopted by the Court until the time of trial. There is no assurance that any injunction will remain in place after the trial.

   John L. Sanders et. al. v. Jotan, Inc.
   --------------------------------------

   On January 8, 1998, the Company sent a notice of claims letter to John L. Sanders, Jr., Lester G. Gegenheimer, and William P. Blincoe III, the selling shareholders of Southland ("Selling Shareholders"), demanding in excess of Eleven Million Dollars ($11,000,000) representing losses suffered for breaches of certain representations and warranties and covenants in the Share Purchase Agreement dated December 19, 1996 as supplemented and amended ("Purchase Agreement"), in accordance with the provisions thereof. Upon receipt of the notice letter, the Selling Shareholders responded by asserting a claim for arbitration pursuant to the Purchase Agreement. The Selling Shareholders assert in the Arbitration Notice, filed January 23, 1998, claims for payment of certain bonuses and adjustment increases to the selling price of the shares of the capital stock of Southland. The Company is presently preparing its response to the Arbitration Notice and a counterclaim based upon the claims asserted in the notice of claims letter as sent to the Selling Shareholders on January 8, 1998. The matter is pending before the American Arbitration Association ("AAA") and will be conducted pursuant to the rules and procedures of the AAA. There is no assurance that the Company will prevail on all or any of its claims against the Selling Shareholders. The Company believes that any liabilities related to this claim have been adequately provided for in the financial statements.

   The February One Group, Inc. vs. Jotan, Inc.
   --------------------------------------------

   On July 18, 1996, The February One Group, Inc. filed suit against the Company in a dispute over the repayment of a loan that February One made to the Company. The Company believes that it has an offsetting claim against February One in a dispute over a failed financing attempt by Coleman & Co. The Company believes that any liabilities to February One have been adequately provided for in its financial statements.

   Item 4.   Submission of Matters to a Vote of Security Holders

   Information required by this item number has been omitted because it is inapplicable.


                                  PART II

   Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

   There has not been an established public trading market for the shares of the Company's common stock. Quotations on the Company's common stock, when available, are published on the OTC Bulletin Board under the symbol "JTAN", and in the National Quotation Bureau, Inc. (NQB) pink sheets under "Jotan, Inc."

   As of December 31, 1997, there were 126 holders of record of the common stock, which figure does not take into account those shareholders whose certificates may be held in the name of broker-dealers. In addition, there are three holders of record of warrants immediately exercisable into shares of the common capital stock of the Company.

   Dividends

   The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions to holders of the Company's common stock in the foreseeable future. The Company, except as discussed below, currently intends to retain and reinvest future earnings to finance its operations.

   Certain requirements exist as a result of amendments to the Credit Agreement (defined hereinafter) that restrict the payment of dividends to common equity holders.

   Recent Sales of Unregistered Securities

   As of May 16, 1996, the Company signed an agreement that resulted in the sale of 1,265,823 shares of Series A Convertible Preferred Stock to F-Jotan, L.L.C. ("F-Jotan"), an affiliate of Fairview Capital, L.L.C., a Raleigh, North Carolina, based private investment company ("Fairview"). The Series A Convertible Preferred Stock carries an 8% annual dividend payable in additional shares of preferred stock, beginning January 1, 1997. (As of April 14, 1998, F-Jotan held 1,435,705 shares of Series A Convertible Preferred Stock.)

   As of February 28, 1997, the Company entered into an agreement with Rice Partners II, L.P. ("Rice") and two Fairview affiliates to purchase $10 million (face amount) of Series B Redeemable Preferred Stock together with 15,210,990 shares of immediately exercisable common stock warrants of the Company related thereto, and $9,000,000 of 12.5% senior subordinated notes. The Series B Redeemable Preferred Stock accrues dividends at a rate of 8.0% per annum, payable quarterly in cash or, at the Company's option, in kind by the issuance of additional shares of Series B Redeemable Preferred Stock. As of June 20, 1997, the Company entered into an agreement with Rice which resulted in Rice purchasing an additional $2,625,000 of Series B Redeemable Preferred Redeemable Stock together with 3,620,473 shares of immediately exercisable common stock warrants of the Company related thereto, and $2,625,000 of 12.5% senior subordinated notes. (For a more complete discussion of the Fairview and Rice transactions, see the "Liquidity and Capital Resources" section included in Item 6 below).

   As of January 23, 1998, Rice purchased an additional $250,000 of Series B Redeemable Preferred Stock. As of April 14, 1998, the Company entered into an agreement with Rice to borrow an additional $1.25 million in exchange for certain 12.5% senior subordinated notes and warrants to purchase 42,377,173 shares of the Company's common stock. Concurrently, the Company issued warrants to Rice for the purchase of 8,475,638 shares of Common Stock as additional consideration for Rice's $250,000 Series B Redeemable Preferred Stock purchase in January 1998 (for further discussion of these transactions, see "Liquidity and Capital Resources" included in Item 6 below).

   Item 6.   Management's Discussion and Analysis

   The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

   Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

   On March 4, 1997, the Company completed the acquisition of 100% of the stock of SHC from the Selling Shareholders. On June 23, 1997, the Company completed the acquisition of the assets of Cove. As a result of these acquisitions, the Company's financial statements after March 4, 1997 are not comparable to financial statements prior to that date.

   To facilitate a meaningful comparison of the Company's operating performance, the following discussion and analysis is presented on a traditional basis. Included in the following discussion are comparisons of EBITDA (earnings before interest, taxes, depreciation, and amortization). The Company believes EBITDA is helpful in understanding cash flow generated from operations that are available for taxes, debt service and capital expenditures. In addition, EBITDA facilitates the monitoring of covenants related to certain long-term debt. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Company's operating performance or to cash flows as a measure of its overall liquidity.

   Jotan, Inc., and its consolidated subsidiaries reported a net loss of $38.3 million for the year ended December 31, 1997 compared to net income of $.2 million for the same period in 1996. EBITDA for the year ended December 31, 1997 reflected a loss of $1.5 million compared to $.4 million for the same period in 1996. This included the establishment of significant reserves for bad debts, inventory obsolescence, and certain termination and other costs.

   The Company incurred significant losses during 1997 related to its acquisition of Southland. The losses were due to, among other things, loss of key employees and significant customers and increased, intense competition. The Company evaluated these adverse indicators and determined that they impaired the value of the long-lived assets acquired from Southland. Accordingly, the Company determined that the fair value of the goodwill and noncompete agreements was less than the carrying value by approximately $29.9 million which was written off in late 1997.

   Net sales increased to $60.2 million for the year ended December 31, 1997 from $11.7 million for 1996. The increase in net sales was primarily related to post acquisition revenue generated by Southland and Cove. Net sales also increased from new business at the Company's six existing distribution center, and the two new distribution centers opened and maintained in Carrollton, Texas and Findlay, Ohio during 1997.

   Gross profit increased to $16.7 million for the year ended December 31, 1997 from $2.9 million for the year ended December 31, 1997. Gross profit margins were improved as a result of post acquisition revenue generated by Southland and Cove.

   Operating expenses increased to $18.7 million in 1997 from $2.5 million for the same period in 1996. The major factor contributing to these increases was the inclusion of Southland's and Cove's operating expenses in the post-acquisition period. Other contributing factors included expenses related to integration of Southland's administrative functions, and professional fees relating to staffing and regulatory filings.

   Expenses (which do not constitute a write-down) related to amortization of goodwill and non-compete agreements were $3.0 million. These expenses are determined before recognition of the impairment and the associated writedown described above. There was no amortization expense in the same period of 1996. This increase relates to the amortization of goodwill and non-compete agreements resulting from the Southland and Cove acquisitions.

   Interest expense for 1997 increased to $3.6 million from $0.3 million for the equivalent period of 1996. This increase reflected the impact of increased borrowings related to the Southland and Cove acquisitions.

   1997 Operations

   Revenues and earnings in 1997 were both significantly short of expectations. Increases in total industry capacity for containerboard and softened demand for corrugated containers contributed to a decline in published linerboard prices of approximately 45% by mid-year 1997. By year end 1997, published industry prices had recovered more than 25% from their low point in 1997. This, coupled with loss of key employees and aggressive actions taken by competitors in several of Southland's markets, had a significant adverse impact on revenue and earnings. After the acquisition of Southland, the Company began an effort to enhance its management strength. The Company recruited a President in June of 1997 and hired a new Chief Financial Officer in October of 1997. In mid-December, the Board of Directors engaged Allomet Partners, Ltd. to analyze the business and develop a strategy focused on cost reduction and improved liquidity. After the resignation of the President in January, 1998, the Board assigned one of the partners of Allomet Partners to function in the role of Chief Executive Officer. In April, 1998, the Company selected Raleigh C. Minor to be Chief Executive Officer of the Company and Southland. Mr. Minor had been serving as Interim Chief Executive Officer. Mr. Minor was also a principal of Allomet Partners Ltd., but resigned when selected to be the Chief Executive Officer.

   The Company under-estimated the time required to implement a common information systems network throughout the acquired locations. This resulted in delays to the achievement of certain cost-containment and asset management goals initially targeted.

   The Company faced intense competition after the acquisition of Southland. Aggressive competitors pressured gross profit margins, particularly in the moving and storage segment of the business. A number of the Company's key sales employees were recruited by a competitor requiring a significant rebuild of the sales staff. The Company filed a lawsuit against this competitor and has obtained a Temporary Injunction restraining the competitor from continuing to recruit the Company's employees. (See Item 3, "Legal Proceedings".)

   On December 31, 1997, the Company failed to make the scheduled principal and interest payments required in its Credit Agreement (as defined below). On April 21, 1998, the Banks (as defined below) and Rice and Fairview agreed to amendments to, and waivers of, the defaults under the Credit Agreement and the Note Purchase Agreement, respectively (as defined below). (See "Liquidity and Capital Resources" for more detail). The Company and the Banks and Rice and Fairview have further amended the Credit Agreement and the Note Purchase Agreement to help meet the immediate capital needs of the Company.

   In December 1997 the Company determined that its cash flow was insufficient to provide its suppliers with normal payment terms. Negotiations were held with certain key vendors who agreed to hold in abeyance amounts due and transact future business on a cash on delivery or cash in advance basis while a repayment plan was implemented and Bank negotiations were completed. A plan has been developed and implemented, with the approval of these vendors, to accomplish the repayment of past due amounts over a two-year period while providing for the uninterrupted supply of materials for the business.

   The Company has developed a Business Plan to improve performance, meet cash requirements including bank and vendor debt, and establish a foundation for future operations. Key elements of the plan include management restructuring, facility consolidations, improved working capital management, cost containment, and expansion within certain product lines. New management is proactive and is very focused on achieving the plan. Although it is much too soon to predict success, there are many marked changes as compared to 1997. There are risks associated with this plan, including but not limited to, general economic and business conditions, competitive market pricing, and failure to effectively maintain vendor relationships.

   Forward-looking statements in this filing including the above and those in the footnotes to the financial statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, and actual results could differ materially.

   Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

   The following financial discussion does not give effect to the acquisition of SHC and Cove on a consolidated basis and includes only those operations of Jotan, Inc. prior to such acquisitions.

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

   Cost of sales increased from $8.2 million, or 79.4% of sales, for the year ended December 31, 1995 to $8.8 million, or 75.1% of sales, for the year ended December 31, 1996. The decline in cost of goods sold as a percentage of sales from 1995 to 1996 reflects the decrease in cost of corrugated and packaging products which occurred during the first six months of 1996. While a significant portion of those decreases were passed on to customers, the Company was able, through better defined product sourcing, increased inventory turns, and the improved financial condition of the Company, to improve its gross profit margins.

   Operating expenses declined 3.6% to $2.5 million for the year ended December 31, 1996 as compared to $2.6 million for the same period in 1995. Several factors contributed to this decrease including the closure of the Chattanooga distribution center and lower expenses related to the collection of account receivables.

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

   Liquidity and Capital Resources

   Term and Revolving Loans

   The Company entered into a credit agreement (the "Credit Agreement") with Banque Paribas individually and as agent for other participating banks (the "Banks") as of February 28, 1997 to obtain up to $12 million in a senior revolving credit facility and $27 million in senior term/acquisition credit facilities. The Company terminated its then existing long-term financing arrangement with CIT and paid off other long-term credit facilities.

   The Credit Agreement initially required minimum interest coverage, fixed charge coverage, and EBITDA. As of August 31, 1997, the Company failed to meet minimum EBITDA requirements. As of September 30, 1997, the Company failed to meet the required interest coverage, fixed charge coverage, and EBITDA requirements. Waivers were obtained from the Banks for defaults occurring during August and September and financial covenants were waived for October and November.

   On November 14, 1997, the Company amended the Credit Agreement, reducing the revolving credit facility from $9 million to $8 million, until April 1, 1998, when the revolving credit facility was to increase to $12 million.

   On December 31, 1997, the Company did not make the scheduled principal and interest payments required in the Credit Agreement. As of April 14, 1998, the Company and Southland entered into a Fifth Amendment to its Credit Agreement with the Banks (the "Fifth Amendment") whereby the Banks agreed to defer the payment of accrued but unpaid interest through July 31, 1998 (and certain additional interest payments through September 30, 1998) by execution of interest deferral notes bearing certain fixed and variable rates. The Company agreed to shorten the maturity dates of the loans so that all principal and interest under loans from the Banks will be due on February 28, 2001. As a result of the Fifth Amendment, the Company's working capital line of credit with the Banks extended and were renewed to help meet the Company's financing requirements.

   Subordinated Loans

   In order to obtain financing for the acquisition of Southland and fund future expansion, the Company signed an agreement as of February 28, 1997 with Rice to purchase $7 million of senior subordinated debt and $8 million of Series B Senior Redeemable Preferred Sock. F-Southland, L.L.C., a North Carolina limited liability company, and FF-Southland, L.P., a North Carolina limited partnership, entities affiliated with Fairview (and sometimes collectively called the "Southland Purchasers") purchased an aggregate amount of $2 million of such senior subordinated debt (such debt held by Rice and the Southland Purchasers is herein sometimes called, the "Subordinated Debt") and $2 million of such Series B Redeemable Preferred Stock.

   The Subordinated Debt is evidenced by notes (the "Subordinated Notes") which bear interest at a rate of 12.5% per annum, with a default rate of 15.5% per annum. Interest is payable quarterly for eight years, with principal due in equal quarterly installments during the seventh and eighth years. Prepayments of the Subordinated Debt are allowed subject to premiums ranging from 12.5% during the first year to 0% commencing in the sixth year. The Subordinated Debt is subordinated to the Bank's debt and is unsecured. Rice and the Southland Purchasers were paid pro rata portions of a fee of $225,000 for providing the Subordinated Debt financing. The Company agreed to issue to them immediately exercisable warrants for an aggregate purchase of 3,233,833 shares of the Company's common stock.

   As of June 20, 1997, the Company entered into an agreement with Rice and Fairview that resulted in Rice purchasing an additional $2,625,000 of Series B Redeemable Preferred Stock. These additional funds were used to provide the long-term financing of the Cove acquisition. As a result of this agreement, the Banks amended the Credit Agreement waiving the Company's compliance with certain covenants, thus allowing the Company to temporarily borrow $2,625,000 under its acquisition credit facility of the Credit Agreement. These funds were repaid to the Banks with proceeds from the sale of the additional Series B Redeemable Preferred Redeemable Stock to Rice in September 1997.

   As of August 19, 1997, the Company amended the Subordinated Debt Agreement to allow interest payments due on the last business day of August 1997, November 1997 and February 1998 to be satisfied by the issue on or before May 30, 1998 of Subordinated Notes (the "PIK Notes") for the amount of such interest, on the same terms as the Subordinated Notes.

   As a condition to the most current amendment to the Credit Agreement (the "Fifth Amendment"), the Banks required Rice to loan the Company an additional $1,250,000. In exchange for this loan, the Company issued to Rice its 12.5% priority senior subordinated notes (the "Priority Note"). Interest payments under the Priority Note is payable with PIK Notes until the Bank's debt is repaid. The Priority Note (and the PIK Notes) are junior to the Bank's debt but senior to all the Subordinated Notes previously issued to Rice and Fairview in 1997. The Company also agreed to issue to Rice warrants for the purchase (at a nominal exercise price) of 42,377,173 shares of the Company's common stock. The Company also agreed to issue to Rice similar warrants to purchase 8,475,638 shares of the Company's common stock as additional consideration for the purchase of the Priority Note and Rice's purchase of $250,000 of Series B Redeemable Preferred Stock in January, 1998. The total number of shares of common stock provided under these warrants may be reduced if a fairness opinion which has been requested from an independent financial advisor indicates that the number of shares issuable under the warrants is not fair to the Company's shareholders. The exercise of such warrants is also subject to completing certain disclosure requirements and to obtaining certain share-holder approvals. (See "Market for Common Equity and Related Stockholder Matters" above and Item 11, footnote 4.)

   Rice and Fairview also agreed to waive defaults under the Subordinated Notes and to allow payment of delinquent and future interest payments by the issuance of PIK Notes until the Bank's debt is fully repaid. Rice and the Southland Purchasers also agreed to amendments to financial covenants with Southland and the Company in the documents underlying the Subordinated Notes consistent with the Fifth Amendment.

   Negotiations were held with certain key vendors to hold in abeyance amounts due while a repayment plan was implemented and bank negotiations were completed. A plan has been developed and implemented, with the approval of the creditors involved, to accomplish the repayment of past due amounts over a two-year period while providing for the uninterrupted supply of materials for the business.

   Net Operating Losses

   The Company has accumulated approximately $7.1 million of net operating loss carryforwards as of December 31, 1997. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carryforwards expire in the year 2012.

   Environmental Matters

   The Company discovered ground water contamination at its Thomasville, Georgia facility resulting from the business activities of a former property owner. This contamination was reported as required under Georgia law. The Company has not yet been notified of any remediation requirements and thus is unable presently to estimate the potential for its liability or cost of cleanup. The Company believes that any liability for remediation is immaterial.

   Year 2000

   The Company utilizes a wholesale distribution and financial software (FACTS) which, according to the software vendor, in its current release is able to address Year 2000 issues. The Company plans to update to this release by mid-year, 1998. No significant additional cost beyond that of the ongoing software support agreement is anticipated and as such is immaterial to the financial statements.

   Item 7.   Financial Statements

   See the financial statements included herein on pages F-1 through F-23.

   Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Information required by this item number has been omitted because it is inapplicable.


                                PART III

   Item 9.   Directors, Executive Officers, Promoters and Control Persons

   (a)  Directors and Executive Officers

   The names and ages of the directors and executive officers of the Company and the business experience during the past five years of each of the directors and executive officers of the Company are as follows:

   SHEA E. RALPH, age 37, has been a director of the Company since March 1994. From March 1994 until February 1997, Mr. Ralph was President and Chief Executive Officer of the Company. He served as Vice President of Atlantic Bag & Paper Company (a former subsidiary of the Company) from 1988 to 1993.

   JEFFREY P. SANGALIS, age 39, has been a director of the Company since February 1997. He is a founding principal of Rice, Sangalis, Toole & Wilson, a private investment firm based in Houston, Texas, which manages Rice Partners II, L.P., a private investment fund organized to invest in subordinated debt and equity securities of middle market companies, and has served in that capacity since 1989. Mr. Sangalis serves as a director of Bayou Steel Corporation, a producer of light structural steel products.

   PHILIP A. DAVIDSON, age 33, has been a director of the Company since February 1997. He has been a Managing Director since 1993 of Rice, Sangalis, Toole & Wilson, a private investment firm based in Houston, Texas, which manages Rice Partners II, L.P., a private investment fund organized to invest in subordinated debt and equity securities of middle market companies.

   JAMES P. WILSON, age 39, has been a director of the Company since February 1997. He is a founding Principal of Rice, Sangalis, Toole & Wilson, a private investment firm based in Houston, Texas, which manages Rice Partners II, L.P., a private investment fund organized to invest in subordinated debt and equity securities of middle market companies, and has served in that capacity since 1989.

   JAMES D. LUMSDEN, age 44, has been a director of the Company since March, 1998 and served as a director of the Company from May, 1996 until February, 1997. Mr. Lumsden is President and Managing Principal of Franklin Street/Fairview Capital, L.L.C., a private investment fund.
   Prior to that time, Mr. Lumsden was President and co-founder of Fairview Advisors, Inc., a regional investor in assets held by the Resolution Trust Corporation.

   RALEIGH C. MINOR, age 61, has been President and Chief Executive Officer of the Company since April, 1998. Since 1986, Mr. Minor was a principal and Chairman of the Board of Allomet Partners, Ltd., a general management consulting firm engaged by the Company and which specializes in turnarounds and crisis management. As a principal of Allomet, Mr. Minor served as Interim Chief Executive Officer of the Company from January, 1998 until his election as President and Chief Executive Officer.

   EDWARD L. LIPSCOMB, age 48, joined the Company in October, 1997. Prior to that time, he was Vice President and Chief Financial Officer of Bancroft Bag, Inc. He has held financial and operating management positions with Domtar, Inc. (Vice President Administration) and Stone Container.

   None of the officers, directors, or control persons of the Company have been an executive officer or partner of any business which filed or was subject to any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, have been the subject of any order, judgement, or decree involving the violation of any state or federal securities or commodities laws or limiting his involvement in any type of business, securities, or banking activities.


   (b)  Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Securities Exchange Commission thereunder require the Company's executive officers, directors and persons who own more than 10% of the Company's common stock, as well as certain affiliates of such persons, to file reports of beneficial ownership of the Company's common stock and changes in such ownership with the Securities and Exchange Commission.

   The Company is not aware of whether Richard M. Gray, Gert Schumann, Suzi Hernandez, William A. Hightower, James D. Lumsden and Jeremiah M. Callahan, all of whom resigned as directors of the Company effective February 7, 1997 (except Mr. Callahan who resigned effective March 4,
   1998) engaged in any post-termination transactions reportable under SEC rules. In particular, the Company is not aware of whether any of such persons reported on a Form 5 between 2700 and 3000 shares of the Company's common stock acquired by each of these persons in April, 1997 as consideration for services provided to the Company as directors prior to February 7, 1997 (see "Director Compensation" below). The acquisition of such shares would have been exempt from immediate reporting under an SEC rule permitting the deferred reporting of small acquisitions.

   Edward L. Lipscomb filed a late Form 3 Initial Statement of Beneficial Ownership showing that he holds employee stock options to purchase 30,000 shares of the Company's common stock granted to him pursuant to his Employment Agreement with the Company.

   The Company is taking a number of steps to ensure that its directors, executive officers and greater than 10% shareholders are aware of and comply promptly with the reporting requirements of Section 16(a).


   Item 10.  Executive Compensation

   The following table sets forth the cash and non-cash compensation paid by the Company for services rendered for the fiscal years ended December 31, 1997, 1996 and 1995 to all individuals serving as the Company's Chief Executive Officer or President (the "Named Executive Officer"). No other executive officer of the Company received a salary in excess of $100,000 annually for the period depicted.


                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

           Name and                                                All other
       Principal Principal     Year      Salary ($)     Bonus     Compensation
       -------------------     ----      ----------     -----     ------------

    Shea E. Ralph, Chairman    1997       $118,748    $36,500(1)    $7,200(2)
    President and Chief        1996         70,519          0        3,600(2)
    Executive Officer (prior   1995         60,599          0          720(2)
    to 2/28/97)

    Jeffrey P. Sangalis,       1997       $      0    $     0       $    0
    Chief Executive Officer
    (2/28/97 - 6/30/97)

    Jeremiah Callahan,         1997       $      0    $     0       $    0
    Chief Executive
    Officer (6/30/97 -
    10/1/97)

    William H. Ames            1997       $114,478    $     0       $    0
    President
    (6/11/97 - 1/5/98)

   (1) Bonus paid in connection with acquisition of Southland Holding
       Company.
   (2) Car allowance.


   Director Compensation

   Since February 28, 1997, the Company has not compensated its directors for services provided as a director other than reimbursement for expenses incurred in connection with board and committee meetings attended. Prior to February 28, 1997 each director received 1,800 shares of the Company's common stock annually plus 100 additional shares of common stock for each meeting of the Board attended.


   Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information as of April 15, 1998, concerning beneficial ownership of voting securities of the Company by (i) each person known by the Company to be the owner of more than 5% of each outstanding class of the Company's voting securities, (ii) all directors and nominees, (iii) the individuals named in the Summary Compensation Table elsewhere herein, and (iv) all executive officers and directors as a group.

                                                        Amount and
                                                         Nature of                        Percent of
        Name and Address                                 Beneficial        Percent of      Voting
       of Beneficial Owner          Title of Class      Ownership(1)        Class(2)       Stock(3)
       -------------------          --------------      ------------       ----------     ----------

    Rice Partners II, L.P. (4)        Common             66,570,213          92.1%          88.6%
    5847 San Felipe, Suite 4350       B Preferred            54,375          84.5
    Houston, TX  77057

    Jeffrey P. Sangalis (5)           Common             66,570,213          92.1           88.6
    5847 San Felipe, Suite 4350       B Preferred            54,375          84.5
    Houston, TX  77057

    Philip A. Davidson (5)            Common             66,570,213          92.1           88.6
    5847 San Felipe, Suite 4350       B Preferred            54,375          84.5
    Houston, TX  77057

    James P. Wilson (5)               Common             66,570,213          92.1           88.6
    5847 San Felipe, Suite 4350       B Preferred            54,375          84.5
    Houston, TX  77057

    F-Jotan, L.L.C.                   Common              5,985,472          21.9           21.9
    F-Southland, L.L.C. and           A Preferred         1,435,705         100.0
    FF-Southland, L.P.  (6)           B Preferred            10,000          15.5
    702 Oberlin Road, Suite 150
    Raleigh, NC  27605

    Jeremiah Callahan(6)(7)           Common              5,988,072          21.9           21.9
    702 Oberlin Road, Suite 150       A Preferred         1,435,705         100.0
    Raleigh, NC  27605                B Preferred            10,000          15.6

    James D. Lumsden                  Common              5,988,072          21.9           21.9
    702 Oberlin Road, Suite 150       A Preferred         1,435,705         100.0
    Raleigh, NC  27605  (6)(7)        B Preferred            10,000          15.5

    Shea E. Ralph (8)                 Common                983,000           4.6            4.1
    118 West Adams Street
    Jacksonville, FL  32201

    William Ames                      -                           0             0              0

    Raleigh C. Minor                  -                           0             0              0


    All directors and executive       Common             73,538,685          94.0           94.0
    officers as a group               A Preferred         1,435,705         100.0
                                      B Preferred            64,375         100.0


   (1) Pursuant to rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or the sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security. The number of shares of Common Stock includes the number of shares of Common Stock that are subject to the exercise of options or warrants within 60 days of the date of this Proxy Statement and the number of shares of Common Stock issuable upon conversion of such beneficial owner's shares of Series A Convertible Preferred Stock (each of which is immediately convertible into two shares of Common Stock), excluding accrued dividends thereon.
   (2) Percent of Class of Common Stock with respect to each beneficial owner of Common Stock was calculated based on the ratio of the number of shares of Common Stock beneficially owned by such beneficial owner to the sum of (a) the total number of outstanding shares of Common Stock as of April 15, 1998, (b) the number of shares of Common Stock issuable upon conversion of shares of Series A Convertible Preferred Stock (each of which is immediately convertible into two shares of Common Stock) held by the applicable beneficial owner and (c) the number of shares of Common Stock issuable upon exercise of options or warrants held by the applicable beneficial owner exercisable within 60 days of the date of this Proxy Statement. Percent of Class of Series A Convertible Preferred Stock was calculated based on the ratio of the number of shares of Series A Convertible Preferred Stock beneficially owned by such beneficial owner to the total number of outstanding shares of Series A Convertible Preferred Stock. Percent of Class of Series B Redeemable Preferred Stock was calculated based on the ratio of the number of shares of Series B Redeemable Preferred Stock beneficially owned by such beneficial owner to the total number of outstanding shares of Series B Redeemable Preferred Stock.
   (3) Percent of Voting Stock with respect to each beneficial owner was calculated based on the ratio of the number of shares of Common Stock beneficially owned by such beneficial owner to the sum of (a) the total number of outstanding shares of Common Stock as of April 15, 1998, (b) the number of shares of Common Stock issuable upon conversion of shares of Series A Convertible Preferred Stock (each of which is immediately convertible into two shares of Common Stock) and
        (c) the number of shares of Common Stock issuable upon exercise of options or warrants held by the applicable beneficial owner exercisable within 60 days of the date of this Proxy Statement.
   (4) Includes 50,852,811 shares of Common Stock issuable under warrants owned by Rice Partners, II, L.P. The number of shares of Common Stock issuable under these warrants may be reduced if a fairness opinion which has been requested by the Company indicates that the number of shares issuable under the warrants is not fair to the Company's shareholders. The exercise of such warrants is also subject to approval by the holders of Voting Stock and the holders of Common Stock as described in Proposal 2 below and the filing of Articles of Amendment with the Florida Secretary of State.
   (5) Jeffrey P. Sangalis and James P. Wilson, directors of the Company, are principals of Rice, Sangalis, Toole & Wilson, the manager of Rice Partners II, L.P. Philip A. Davidson is a Managing Director of Rice, Sangalis, Toole & Wilson, the manager of Rice Partners II, L.P. The shares shown as owned by Messrs. Sangalis, Davidson and Wilson are the same shares and consist in each case of the shares owned by Rice Partners II, L.P., which are deemed to be beneficially owned by Messrs. Sangalis, Davidson, and Wilson due to their ability to control Rice Partners II, L.P. with regard to the voting and disposition of such shares.
   (6) Includes (i) 5,000 shares of Series B Redeemable Preferred Stock beneficially owned by F-Southland, L.L.C., (ii) 5,000 shares of Series B Redeemable Preferred Stock beneficially owned by FF Southland, L.P., (iii) 1,557,031 shares of Common Stock issuable under warrants owned by F-Southland, L.L.C., (iv) 1,557,031 shares of Common Stock issuable under warrants owned by FF-Southland, L.P., and
        (v) 2,871,410 shares of Common Stock issuable to F-Jotan, L.L.C. on conversion of 1,435,705 shares of Series A Convertible Preferred Stock owned by F-Jotan, L.L.C. Shares owned by F-Southland, L.L.C., FF-Southland, L.P. and F-Jotan, L.L.C. (the "Fairview Shareholders") are deemed to be beneficially owned by all Fairview Shareholders by virtue of having a common manager.
   (7) James D. Lumsden, a director of the Company, and Jeremiah Callahan, a former director and former chief executive officer of the Company, are each a member of Franklin Street/Fairview Capital, L.L.C., the manager of F-Jotan, F-Southland, L.L.C. and FF-Southland, L.P. The shares shown as owned by Mr. Lumsden are the same shares and consist in each case of the shares beneficially owned by F-Jotan, F-Southland, L.L.C. and FF-Southland, L.P. over which Mr. Lumsden and Mr. Callahan have shared voting investment power (except for 2,600 and 2,800 shares of common stock owned directly by Mr. Lumsden and Mr. Callahan, respectively, which were received for services provided as directors of the Company prior to February 28, 1997).
   (8) Includes 33,000 shares of Common Stock issuable upon exercise of employee stock options.


   Item 12.  Certain Relationships and Related Transactions

   During the Company's last two fiscal years, there have been no transactions between the Company and any officer, directors, nominees for election as director, or any shareholder owning greater than five percent (5%) of any class of the Company's voting securities, nor any member of any such person's immediate family, except as set forth below:

   Mr. Sidney Ralph, father of Shea E. Ralph, owns all of the outstanding shares of common stock of Total Supply Systems, Inc. ("Total Supply"), a private corporation. Total Supply has made certain financial advances to the Company pursuant to an arrangement similar to a line of credit with interest charged at prime plus one percent.

    On December 31, 1993, the Company purchased all of the outstanding capital stock of Atlantic Bag and Paper Company ("Atlantic Bag") from Total Supply in exchange for a $750,000 note payable to Total Supply. On September 8, 1994, the Company refinanced its short-term line of credit arrangement and the $750,000 note payable to Total Supply into a convertible subordinated debenture. On February 22, 1995, the Company entered into an agreement with Total Supply whereby the previous debt agreements were canceled and a new agreement put in their place. The revised agreement converted a portion of the face value ($919,833) into shares of Common Stock at fair value (determined to be $3.00) and the balance of $750,000 was payable over an 81-week period at $10,000 per week including interest at 9.25%. The balance due under the agreement was paid in full during September, 1996.

   The Company also leases a warehouse from Sidney Ralph and another warehouse from Total Supply. These two leases each have a term which expires in 2004 and a monthly lease payment of $4,000 and $1,000 respectively.

   On May 16, 1996, F-Jotan, L.L.C., a North Carolina limited liability company ("F-Jotan"), invested $2,000,000 in the Company in exchange for 100% of the outstanding Series A Convertible Preferred Stock. James D. Lumsden and Jeremiah M. Callahan are members of Franklin Street/Fairview Capital L.L. C. ("Fairview"), the manager of F-Jotan, and were elected to the Company's Board of Directors in 1996 in connection with the investment by F-Jotan. James D. Lumsden currently serves as a member of the Board of Directors of the Company.

   As of February 28, 1997, the Company issued to Rice Partners II, L.P., a Delaware limited partnership ("Rice") and to F-Southland, L.L.C., a North Carolina limited liability company, and FF-Southland, L.P., a North Carolina limited partnership (collectively, the "Southland Purchasers"), entities affiliated with F-Jotan, senior subordinated debt, senior preferred stock and warrants to purchase shares of Common Stock in a transaction (the "February 1997 Transaction") which resulted in a change of control of the Company. (For additional discussion of the February 1997 Transaction, see "Recent Sales of Unregistered Securities" included in Item 5 above and "Liquidity and Capital Resources" included in Item 6 above). In connection with the February 1997 Transaction, Rice was given the right to elect a majority of the members of the Company's Board of Directors for so long as Rice owned at least 10% of the equity interest in the Company that it acquired on February 28, 1997. In addition, the Southland Purchasers were given the right to elect one member of the Company's Board of Directors. The Company's Restated Articles of Incorporation were amended to provide that the Series B Redeemable Preferred Stock (voting separately as a class) has the right to elect a majority of the Board of Directors.

   In the February 1997 Transaction, Rice and the Southland Purchasers were paid a pro rata fee of $225,000 for providing the subordinated debt financing and a pro rata fee of $225,000 for providing the senior redeemable preferred stock financing.

   Two members of the Board of Directors of the Company which approved the February 1997 Transaction, James D. Lumsden and Jeremiah M. Callahan, are members of Fairview, the controlling entity of each of the Southland Purchasers. Fairview also is the controlling entity of F-Jotan, the holder of the Company's Series A Convertible Preferred Stock, the consent of which was required and obtained in order to consummate this transaction.

   As of September 10, 1997, the Company issued to Rice an additional $2,625,000 of Series B Redeemable Preferred Stock and additional warrants to acquire 3,620,473 shares of the Company's common stock (the "September 1997 Transaction"). The funds received by the Company in the September 1997 Transaction facilitated the Company's acquisition of substantially all the assets of Cove Container Corporation.

   As of January 23, 1998 the Company issued to Rice $250,000 of Series B Redeemable Preferred Stock for cash the ("January 1998 Transaction"). The funds received were used by the Company to make payments to certain individuals who previously owned minority interests in certain Southland subsidiaries.

   As of April 14, 1998, as a condition to the most current amendment of the credit agreement with the Company's senior lenders, Rice loaned the Company an additional $1,250,000. In exchange for this loan, the Company issued to Rice its 12.5% priority senior subordinated notes and additional warrants for the purchase of 42,377,173 shares of the Company's common stock (the "April 1998 Transaction"). The Company also issued to Rice additional warrants to purchase 8,475,638 shares of the Company's common stock as additional consideration for Rice's purchase of $250,000 of Series B Redeemable Preferred Stock in January, 1998. The total number of shares of common stock provided under these warrants may be reduced if a fairness opinion which has been requested from an independent financial advisor indicates that the number of shares issuable under the warrants is not fair to the Company's shareholders. For additional discussion of the September 1997 Transaction, the January 1998 Transaction and the April 1998 Transaction, see "Recent Sales of Unregistered Securities" included in Item 5 above and "Liquidity and Capital Resources" included in Item 6 above.

   Three members of the Board of Directors of the Company that approved the September 1997 Transaction, the January 1998 Transaction and the April 1998 Transaction are principals of Rice, Sangalis, Toole & Wilson, the manager of Rice.

   Item 13.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        3. (a) The Registrant's Restated Articles of Incorporation, as amended.

             (b)  The Registrant's Bylaws, as amended.

        10.  Material Contracts

             (a) Credit Agreement dated as of February 28, 1997 among the Registrant, Southland Container Packaging Corp. (formerly Southland Holding Company, successor in interest by merger to SHC Acquisition Corp., each of its own subsidiaries and Atlantic Bag & Paper Company), Banque Paribas, individually and as agent for other participating banks (filed as an Exhibit to the Registrant's Current Report on Form 8-K as of March 17, 1997 and incorporated herein by reference).

             (b)  Third Amendment to Credit Agreement dated as of August 19,
                  1997.

             (c) Fourth Amendment to Credit Agreement dated as of November 6, 1997.

             (d) Fifth Amendment to Credit Agreement dated as of April 14, 1998 among the Registrant, Southland Container Packaging Corp. and Banque Paribas, individually and as agent for other participating banks (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (e) Note Purchase Agreement dated as of February 28, 1997 among the Registrant, Southland Container Packaging Corp., Rice Partners II, L.P. and F-Southland, L.L.C. and FF-Southland, L.P.

             (f) Amendment No. 1 to Note Purchase Agreement dated as of August 19, 1997 among the Registrant, Southland Container Packaging Corp., Rice Partners II, L.P. and F-Southland, L.L.C. and FF-Southland, L.P.

             (g) Amendment No. 2 to Note Purchase Agreement dated as of November 6, 1997 among the Registrant, Southland Container Packaging Corp., Rice Partners II, L.P. and F-Southland, L.L.C. and FF-Southland, L.P.

             (h) Amendment No. 3 to Note Purchase Agreement dated as of April 14, 1998 among the Registrant, Southland Container Packaging Corp., Rice Partners II, L.P. and F-Southland, L.L.C. and FF-Southland, L.P. (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (i) Priority Note Purchase Agreement among the Registrant, Southland Container Packaging Corp. and Rice Partners II, L.P. dated as of April 24, 1998 (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (j) Preferred Stock and Warrant Purchase Agreement dated as of February 28, 1997 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan, David Freedman and Shea E. Ralph (filed as an Exhibit to the Registrant's Current Report on Form 8-K as of March 17, 1997 and incorporated herein by reference).

             (k) First Supplemental Preferred Stock and Warrant Purchase Agreement dated as of September 10, 1997 among the Registrant, Rice Partners II, L.P., the Southland purchasers, F-Jotan, David Freedman and Shea E. Ralph (filed as an Exhibit to Schedule 13D filed by Rice Partners, II, L.P., as of October 10, 1997 and incorporated herein by reference).

             (l) Second Supplemental Preferred Stock Purchase Agreement dated as of January 23, 1998, among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan and Shea E. Ralph

             (m) Amended and Restated Second Supplemental Preferred Stock and Warrant Purchase Agreement dated as of April 14, 1998 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan and Shea E. Ralph (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (n) Priority Warrant Purchase Agreement dated as of April 14, 1998 among the Registrant and Rice Partners II, L.P. (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (o) Shareholder Agreement dated as of February 28, 1997 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan, David Freedman and Shea E. Ralph (filed as an Exhibit to the Registrant's Current Report on Form 8-K as of March 17, 1997 and incorporated herein by reference).

             (p) First Supplemental Shareholder Agreement dated as of September 10, 1997 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan, David Freedman and Shea E. Ralph (filed as an Exhibit to
                  Schedule 13D filed by Rice Partners, II, L.P., as of October 10, 1997 and incorporated herein by reference).

             (q) Second Supplemental Shareholder Agreement dated as of January 23, 1998 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan and Shea E. Ralph.

             (r) Amended and Restated Second Supplemental Shareholder Agreement dated as of April 14, 1998 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan and Shea E. Ralph (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (s) Priority Shareholder Agreement dated as of April 14, 1998 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan and Shea E. Ralph (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (t) Employment Agreement between the Registrant and Shea E. Ralph dated November 22, 1996.

             (u) Employment Agreement between the Registrant and Edward L. Lipscomb dated October 2, 1997.

             (v) Management Contract Agreement between the Registrant and Allomet Partners, Ltd. dated December 31, 1997.

             (w)  Jotan, Inc. 1996 Long-Term Incentive Plan.

        21.  Subsidiaries of Registrant.

        27.  Financial Data Schedule

   (b)  Reports on Form 8-K

        None filed during last Quarter of fiscal year ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 JOTAN, INC.


   DATE:  May 22, 1998           By:  /s/ Raleigh C. Minor
                                      Raleigh C. Minor, President
                                         and Chief Executive Officer


   DATE:  May 22, 1998           By:  /s/ Edward L. Lipscomb
                                      Edward L. Lipscomb, Vice President,
                                         Chief Financial Officer and
                                         Principal Accounting Officer




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



   DATE:  May 22, 1998           /s/ Jeffrey P. Sangalis
                                 Jeffrey P. Sangalis, Director


   DATE:  May 22, 1998           /s/ Shea E. Ralph
                                 Shea E. Ralph, Director


   DATE:  May 22, 1998           /s/ James P. Wilson
                                 James P. Wilson, Director

                                  EXHIBIT INDEX


        3. (a) The Registrant's Restated Articles of Incorporation, as amended.

             (b)  The Registrant's Bylaws, as amended.

        10.  Material Contracts

             (a) Credit Agreement dated as of February 28, 1997 among the Registrant, Southland Container Packaging Corp. (formerly Southland Holding Company, successor in interest by merger to SHC Acquisition Corp., each of its own subsidiaries and Atlantic Bag & Paper Company), Banque Paribas, individually and as agent for other participating banks (filed as an Exhibit to the Registrant's Current Report on Form 8-K as of March 17, 1997 and incorporated herein by reference).

             (b)  Third Amendment to Credit Agreement dated as of August 19,
                  1997.

             (c) Fourth Amendment to Credit Agreement dated as of November 6, 1997.

             (d) Fifth Amendment to Credit Agreement dated as of April 14, 1998 among the Registrant, Southland Container Packaging Corp. and Banque Paribas, individually and as agent for other participating banks (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (e) Note Purchase Agreement dated as of February 28, 1997 among the Registrant, Southland Container Packaging Corp., Rice Partners II, L.P. and F-Southland, L.L.C. and FF-Southland, L.P.

             (f) Amendment No. 1 to Note Purchase Agreement dated as of August 19, 1997 among the Registrant, Southland Container Packaging Corp., Rice Partners II, L.P. and F-Southland, L.L.C. and FF-Southland, L.P.

             (g) Amendment No. 2 to Note Purchase Agreement dated as of November 6, 1997 among the Registrant, Southland Container Packaging Corp., Rice Partners II, L.P. and F-Southland, L.L.C. and FF-Southland, L.P.

             (h) Amendment No. 3 to Note Purchase Agreement dated as of April 14, 1998 among the Registrant, Southland Container Packaging Corp., Rice Partners II, L.P. and F-Southland, L.L.C. and FF-Southland, L.P. (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (i) Priority Note Purchase Agreement among the Registrant, Southland Container Packaging Corp. and Rice Partners II, L.P. dated as of April 24, 1998 (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (j) Preferred Stock and Warrant Purchase Agreement dated as of February 28, 1997 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan, David Freedman and Shea E. Ralph (filed as an Exhibit to the Registrant's Current Report on Form 8-K as of March 17, 1997 and incorporated herein by reference).

             (k) First Supplemental Preferred Stock and Warrant Purchase Agreement dated as of September 10, 1997 among the Registrant, Rice Partners II, L.P., the Southland purchasers, F-Jotan, David Freedman and Shea E. Ralph (filed as an Exhibit to Schedule 13D filed by Rice Partners, II, L.P., as of October 10, 1997 and incorporated herein by reference).

             (l) Second Supplemental Preferred Stock Purchase Agreement dated as of January 23, 1998, among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan and Shea E. Ralph

             (m) Amended and Restated Second Supplemental Preferred Stock and Warrant Purchase Agreement dated as of April 14, 1998 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan and Shea E. Ralph (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (n) Priority Warrant Purchase Agreement dated as of April 14, 1998 among the Registrant and Rice Partners II, L.P. (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (o) Shareholder Agreement dated as of February 28, 1997 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan, David Freedman and Shea E. Ralph (filed as an Exhibit to the Registrant's Current Report on Form 8-K as of March 17, 1997 and incorporated herein by reference).

             (p) First Supplemental Shareholder Agreement dated as of September 10, 1997 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan, David Freedman and Shea E. Ralph (filed as an Exhibit to
                  Schedule 13D filed by Rice Partners, II, L.P., as of October 10, 1997 and incorporated herein by reference).

             (q) Second Supplemental Shareholder Agreement dated as of January 23, 1998 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan and Shea E. Ralph

             (r) Amended and Restated Second Supplemental Shareholder Agreement dated as of April 14, 1998 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan and Shea E. Ralph (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (s) Priority Shareholder Agreement dated as of April 14, 1998 among the Registrant, Rice Partners II, L.P., F-Southland, L.L.C. and FF-Southland, L.P., F-Jotan and Shea E. Ralph (filed as an Exhibit to the Registrant's Current Report on Form 8-K filed as of May 4, 1998 and incorporated herein by reference).

             (t) Employment Agreement between the Registrant and Shea E. Ralph dated November 22, 1996.

             (u) Employment Agreement between the Registrant and Edward L. Lipscomb dated October 2, 1997.

             (v) Management Contract Agreement between the Registrant and Allomet Partners, Ltd. dated December 31, 1997.

             (w)  Jotan, Inc. 1996 Long-Term Incentive Plan.

        21.  Subsidiaries of Registrant.

        27.  Financial Data Schedule

                         ANNUAL REPORT ON FORM 10-KSB

                            ITEM 7, ITEM 13(A)(1)

                            FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1997 AND 1996

                        Jotan, Inc. and Subsidiaries

                     Consolidated Financial Statements

                  Years ended December 31, 1997 and 1996




   The following financial statements of Jotan, Inc. are included in Item 7:

   Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . .  F-1
   Consolidated Balance Sheets at December 31, 1997 and 1996 . . . . . .  F-2
   Consolidated Statements of Operations for the Years ended
     December 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . .  F-3
   Consolidated Statements of Stockholders' Equity (Deficit) for the
     Years ended December 31, 1997 and 1996  . . . . . . . . . . . . . .  F-4
   Consolidated Statements of Cash Flows for the Years ended
     December 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . .  F-5
   Notes to Consolidated Financial Statements  . . . . . . . . . . . . .  F-6

                          Report of Independent Auditors

   Board of Directors
   Jotan, Inc. and Subsidiaries

   We have audited the accompanying consolidated balance sheets of Jotan, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jotan, Inc. and subsidiaries at December 31, 1997 and December 31, 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company acquired an entity in early 1997 which has incurred significant losses, utilized substantially all available funding, adversely impacted cash flows and created a deficit in working capital and stockholder's equity at December 31, 1997. Also, claims have been made by both the Company and the sellers which could significantly effect the purchase price of the entity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



   Jacksonville, Florida
   April 17, 1998

                                 Jotan, Inc.

                         Consolidated Balance Sheets


                                                         December 31
                                                    1997            1996
                                                    ----            ----
   Assets
   Current assets:
    Cash                                        $ 1,389,131     $ 1,403,214
    Accounts receivable, less allowance for
      doubtful accounts of $660,000 in 1997
      and $33,170 in 1996                         9,556,959       1,553,224
    Inventory                                     7,284,309       1,181,642
    Other current assets                          1,666,500         323,949
                                                 ----------      ----------
   Total current assets                          19,896,899       4,462,029
                                                 ----------      ----------

   Property and equipment:
    Land                                            110,000         110,000
    Buildings and leasehold improvements            957,004         502,255
    Vehicles                                        444,269         251,974
    Furniture, fixtures, and equipment              972,841         361,383
    Capitalized building leases                   3,282,216               -
                                                 ----------      ----------
   Total property and equipment                   5,766,330       1,225,612
    Less accumulated depreciation                  (918,447)       (386,858)
                                                 ----------      ----------
   Net property and equipment                     4,847,883         838,754

   Goodwill, net                                  1,983,280               -
   Non-compete agreements, net                    1,918,020               -
   Other assets                                     275,867         697,275
                                                 ----------      ----------
   Total assets                                 $28,921,949     $ 5,998,058
                                                 ==========      ==========

   Liabilities and stockholders' equity
     (deficit)
   Current liabilities:
    Trade payables                              $ 7,428,185     $ 1,525,941
    Accrued expenses                              3,404,952         221,557
    Current portion of long-term debt and
      capital leases                              9,642,997       1,716,332
    Other current liabilities                     1,547,204               -
                                                 ----------      ----------
   Total current liabilities                     22,023,338       3,463,830

   Capitalized lease obligations                  3,857,231               -
   Other liabilities                              2,123,163               -
   Long-term debt, less current portion:
    Related parties                               9,189,596               -
    Others                                       14,600,367         506,097
                                                 ----------      ----------
                                                 29,770,357         506,097
                                                 ----------      ----------

   Series B redeemable preferred stock with
     related parties                             12,682,747               -

   Stockholders' equity (deficit):
    Preferred Stock, Series A and B,
      authorized shares-10,000,000
      Series A preferred stock, $.01
        par value:
      Issued and outstanding shares to
        related party-1,435,705 in 1997
        and 1,265,823 in 1996                        14,357          12,658
    Voting common stock, $.01 par value:
      Authorized shares-40,000,000
      Issued and outstanding shares-5,696,611
        in 1997 and 5,679,411 in 1996                56,966          56,794
    Additional paid-in capital                    3,849,385       3,963,983
    Retained earnings (deficit)                 (39,475,201)     (2,005,304)
                                                 ----------      ----------
   Total stockholders' equity (deficit)         (35,554,493)      2,028,131
                                                 ----------      ----------
   Total liabilities and stockholders' equity   $28,921,949     $ 5,998,058
                                                 ==========      ==========



   See notes to consolidated financial statements.

                                   Jotan, Inc.

                      Consolidated Statements of Operations


                                                  Year ended December 31
                                                   1997           1996
                                                   ----           ----

   Sales                                       $ 60,257,468    $11,659,754
   Cost of sales                                 43,502,244      8,758,248
                                                -----------     ----------
   Gross profit                                  16,755,224      2,901,506

   Operating expenses                            18,721,607      2,519,506
   Amortization of goodwill and non-compete
     agreements                                   2,951,968              -
   Write down of goodwill and non-compete
     agreements                                  29,980,794              -
                                                -----------     ----------
   Operating (loss) income                      (34,899,145)       382,000

   Other income (expense):
    Interest expense                             (3,560,624)      (271,138)
    Loss on sale of assets                                -           (311)
    Other income                                     64,153         63,107
                                                -----------     ----------
   Total other (expense)                         (3,496,471)      (208,342)
                                                -----------     ----------

   (Loss) income before taxes                   (38,395,616)       173,658
   Income tax benefit                               925,719              -
                                                -----------     ----------
   Net (loss) income                            (37,469,897)       173,658

   Amounts attributable to preferred stock        1,076,651              -
                                                -----------     ----------
   Net (loss) income attributable to
     common shareholders                       $(38,546,548)   $   173,658
                                                ===========     ==========

   Net (loss) income per share:
    Basic                                      $      (6.77)   $       .03
                                                ===========     ==========
    Diluted                                    $      (6.77)   $       .02
                                                ===========     ==========

   Weighted average number of shares
     outstanding:
    Basic                                         5,692,370      5,676,598
                                                ===========     ==========
    Diluted                                       5,692,370      7,381,306
                                                ===========     ==========




   See notes to consolidated financial statements.

                                Jotan, Inc.

             Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                      Total
                                                                                                                       Total
                                                            Series A Convertible      Additional      Retained      Stockholders'
                                     Voting Common Stock       Preferred Stock         Paid-In        Earnings         Equity
                                      Shares     Amount      Shares        Amount      Capital        (Deficit)       (Deficit)
                                      ------     ------      ------        ------     ----------      ---------     -------------

                                                 c>
   Balance at December 31, 1995     5,664,311    $56,643            -     $     -     $2,149,166    $ (2,178,962)    $     26,847
   Voting common stock issued          15,100        151            -           -          7,399               -            7,550
   Series A preferred stock
     issued                                 -          -    1,265,823      12,658      1,807,418               -        1,820,076
   Net income                               -          -            -           -              -         173,658          173,658
                                    ---------     ------    ---------      ------      ---------     -----------        ---------

   Balance at December 31, 1996     5,679,411     56,794    1,265,823      12,658      3,963,983      (2,005,304)       2,028,131
   Voting common stock issued          17,200        172            -           -         25,628               -           25,800
   Series A preferred stock
     dividend                               -          -      169,882       1,699         (1,699)              -                -
   Series B preferred stock
     dividend                               -          -            -           -       (730,530)              -         (730,530)
   Accretion of Series B
     preferred stock
     discount                               -          -            -           -        (76,122)              -          (76,122)
   Warrants issued                          -          -            -           -        668,125               -          668,125
   Net loss                                 -          -            -           -              -     (37,469,897)     (37,469,897)
                                    ---------     ------    ---------      ------      ---------     -----------      -----------

   Balance at December 31, 1997     5,696,611    $56,966    1,435,705     $14,357     $3,849,385    $(39,475,201)    $(35,554,493)
                                    =========     ======    =========      ======      =========     ===========      ===========



   See notes to consolidated financial statements.

                                   Jotan, Inc.

                     Consolidated Statements of Cash Flows


                                                    Year ended December 31
                                                   1997               1996
                                                   ----               ----

   Cash flows from operating activities
   Net (loss) income                           $(37,469,897)     $   173,658
   Adjustments to reconcile net (loss)
     income to net cash (used in) provided
     by operating activities:
      Loss on sale of assets                              -              311
      Depreciation and amortization expense       3,524,842          161,756
      Write down of goodwill and non-compete
        agreements                               29,980,794                -
      Stock compensation expense                     25,800            7,550
      Changes in operating assets and
        liabilities:
       Increase in accounts receivable           (1,666,877)        (596,798)
       (Increase) decrease in inventory            (447,822)          80,295
       Increase in other current assets            (479,563)        (144,109)
       Decrease (increase) in other assets          519,427         (626,444)
       Increase in trade payables                 2,726,992          316,921
       Increase in accrued expenses               1,465,977          162,695
       Increase in other current liabilities        298,204                -
       Increase in other liabilities                 58,943                -
                                                -----------       ----------
   Net cash (used in) provided by operating
     activities                                  (1,463,180)         464,165

   Cash flows from investing activities
   Proceeds from disposition of equipment                 -           13,220
   Purchase of property and equipment              (467,464)         (54,689)
   Purchase of business Cove, net of cash
     acquired                                    (2,625,000)               -
   Purchase of business Southland, net of
     cash acquired                              (37,992,907)               -
                                                -----------       ----------
   Net cash used in investing activities        (41,085,371)         (41,469)
                                                -----------       ----------

   Cash flows from financing activities
   Proceeds from (payments) on line of
     credit borrowings                           (1,594,076)         486,698
   Repayments of convertible subordinated
     debenture                                            -         (353,749)
   Principal payments on notes and
     capitalized leases                          (4,414,550)         (65,948)
   Proceeds from debt                            35,490,542                -
   Increase in notes payable                        508,332                -
   Proceeds from stock issuance                  11,876,095        1,820,076
   Proceeds from issuance of warrants               668,125                -
                                                -----------       ----------
   Net cash provided by financing activities     42,534,468        1,887,077
                                                -----------       ----------

   Net (decrease) increase in cash                  (14,083)       1,381,443
   Cash at beginning of period                    1,403,214           21,771
                                                -----------       ----------
   Cash at end of period                       $  1,389,131      $ 1,403,214
                                                ===========       ==========

   Purchase of business, Cove net of cash
     acquired:
    Inventory                                  $   (383,500)     $         -
    Property and equipment                         (278,750)               -
    Other assets                                     (2,850)               -
    Notes payable and capitalized leases             94,137                -
    Goodwill                                     (2,054,037)               -
                                                -----------       ----------
                                               $ (2,625,000)     $         -
                                                ===========       ==========

   Purchase of business, Southland net
     of cash acquired:
    Trade receivables                          $ (6,336,858)     $         -
    Inventory                                    (5,271,345)               -
    Other current assets                           (862,988)               -
    Property and equipment                       (2,795,245)               -
    Non-compete agreements                       (6,851,586)               -
    Other assets                                    (95,169)               -
    Trade payables                                3,175,252                -
    Accrued expenses                              1,717,418                -
    Other current liabilities                     1,249,000                -
    Other liabilities                             2,064,220                -
    Notes payable and capitalized leases          3,983,377                -
    Goodwill                                    (27,968,983)               -
                                                -----------       ----------
                                               $(37,992,907)     $         -
                                                ===========       ==========

   Supplementary schedule of non-cash
     investing activities:
    Acquisition of building by capital
      lease                                    $  1,000,000      $         -
                                                ===========       ==========
    Conversion of debt to shares of
      common stock                                        -          919,826
                                                ===========       ==========

   Cash paid during the year for:
    Interest                                   $  2,329,291      $   261,123
                                                ===========       ==========


   See notes to consolidated financial statements.

   Jotan, Inc. and Subsidiaries
   Notes to Consolidated Financial Statements
   December 31, 1997

   1. Business and Organization

   Jotan, Inc. (the Company) was originally organized on December 5, 1988 under the laws of the State of Idaho as Antelope Resources, Inc. Following the acquisition of Jotan, Inc., a Florida Corporation, in March 1994, the Company, through its wholly-owned subsidiary, Jotan-Florida, became actively engaged in the business of distributing packaging and shipping supplies for industrial customers in the southeastern United States.

   On May 14, 1996 the stockholders approved a proposal to change the Company's state of incorporation from Idaho to Florida and to increase the Company's authorized shares of common stock from ten million (10,000,000) to forty million (40,000,000) and to authorize a class of blank-check preferred stock. The Re-incorporation and the change in authorized shares were accomplished by merging the Company into the Company's wholly-owned subsidiary, Jotan-Florida.

   On March 4, 1997 the Company completed the acquisition of 100% of the stock of Southland Holding Company ("Southland"). Southland is a distributor of packaging and shipping supplies with eleven distribution centers throughout the United States. Southland served primarily the moving and storage industry, but also provided packaging products to the air freight and perishable food markets. The acquisition of Southland has been accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $39,000,000 was allocated to the individual assets acquired and liabilities assumed of Southland based upon estimates of their respective fair values at the date of acquisition. The more significant assets acquired and liabilities assumed include the following: accounts receivable-$6,337,000; inventories-$5,271,000; capitalized building leases and equipment-$2,795,000, noncompete agreements-$6,852,000; accounts payable-$3,175,000; accrued expenses- $1,717,000; capital leases obligations-$3,161,000; taxes and other- $4,255,000; and goodwill-$27,969,000. The acquisition was funded primarily through the issuance of redeemable preferred stock ($10,000,000) and proceeds from long-term debt. The Company and the seller have each filed a claim against the other party for certain items which are currently in dispute. The ultimate resolution of these items could have a material effect on the final purchase price.

   On June 20, 1997 the Company completed the acquisition of the assets of Cove Container Corporation (Cove). Cove is a distributor of packaging and shipping supplies with a distribution center located in Pontiac, Michigan, and a manufacturing facility in West Branch, Michigan. Cove serves both the industrial and the moving and storage industries. The acquisition of Cove has been accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $2,625,000 was allocated to the individual assets acquired and liabilities assumed based upon estimates of their respective fair values at the date of acquisition. The more significant assets acquired and liabilities assumed include the following: inventory-$383,500; property and equipment-$279,000; notes payables-$94,000 and goodwill-$2,054,000.


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

   Income Taxes

   The Company accounts for income taxes under Financial Accounting Standards Board Statement (Statement) No. 109, Accounting for Income Taxes. Statement No. 109 requires income taxes to be recognized using the liability method. Specifically, deferred tax assets and liabilities are determined based on estimated future tax effects attributable to temporary differences in assets and liabilities for income tax purposes.

   Property and Equipment

   Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the vehicles, furniture, fixtures and equipment vary from five to fifteen years, buildings owned are depreciated over forty years and buildings under capital lease and leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

   The Company records impairment of long-lived assets in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on identifiable long-lived assets used in operations and related goodwill when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If an asset is determined to be impaired, a loss is to be recorded based upon the difference between fair value of the assets and its carrying value. Fair value is to be estimated based on estimated selling prices or discounted future cash flows. Statement No. 121 also addresses the accounting for the expected disposition of long-lived assets.

   Deferred Acquisition Costs

   The costs incurred related to acquisitions, which consist primarily of legal and accounting fees, are deferred until the acquisition is completed and then amortized over the estimated useful life. Costs incurred related to acquisitions which will not be completed are expensed.

   Revenue Recognition

   The Company recognizes revenue when inventory is delivered to the customer.

   Fair Value of Financial Instruments

   The Company discloses the fair value of financial instruments in accordance with Statement No. 107, Disclosures About Value of Financial Instruments. The reported amounts in the balance sheets at December 31, 1997 and 1996 for cash, accounts receivable, trade payables, and long-term debt approximates fair value.

   Earnings (Loss) Per Share

   In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

   Stock Compensation

   The Company follows the intrinsic value method of accounting for stock based compensation prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, stock compensation expense is measured as the excess if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. Disclosures required with respect to the alternative fair value measurement and recognition methods prescribed by Statement No. 123, Accounting for Stock-Based Compensation, are presented in Note 11-Employee Stock Incentives.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   New Accounting Pronouncements

   The FASB has issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segment of an Enterprise and Related Information, both of which the Company will adopt in 1998. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of net earnings, such changes are generally not significant to the Company, and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements. Statement No. 131 requires that a publicly held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. Management does not anticipate that the adoption of Statement No. 131 will have a significant effect on the Company's financial statements.

   Going Concern and Impairment of Intangibles Acquired from Southland

   The Company acquired Southland in early 1997 which has incurred significant losses, utilized substantially all available funding and adversely impacted cash flows. These conditions have resulted in the Company having a deficit in working capital and stockholders equity at December 31, 1997. The poor operating results were due to, among other things, loss of key employees and significant customers and increased intense competition.

   Also, the Company has filed a claim against the sellers of Southland for $11,000,000 for various misrepresentations and breach of contract. The sellers have filed a claim against the Company for approximately $4,000,000 for amounts due under the sales agreement, including approximately $2,000,000 held in escrow. The claim is currently in the early phases of arbitration and management believes they have adequately provided for any amounts due to the sellers.

   As a result of the poor operating results, the Company, under new executive management in January 1998, developed a plan to improve liquidity and reduce costs. Key elements of the plan include management restructuring, facility consolidations, cost containment and expansion within certain product lines. The Company also obtained additional debt financing in April 1998 and is currently negotiating with its primary lender for additional financing under more favorable terms.

   As of December 31, 1997, the Company evaluated the impairment indicators described above and determined that the long lived assets acquired from Southland were impaired. The Company calculated the amount of the impairment based on estimated future discounted cash flows (fair value) and determined that the carrying value of the long lived assets exceeded the fair value by approximately $29,900,000. Accordingly, the $26,300,000 carrying value of goodwill was reduced to zero and the carrying value of the non compete agreements was reduced by $3,600,000 to $1,900,000.

   4. Goodwill and Non-Compete Agreements

   Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight line basis over 15 years. The non-compete agreements relate to the sellers of businesses acquired and are amortized on a straight line basis over the term of the agreement, generally five years. See Note 3 for discussion of write down of goodwill and non-compete agreements during 1997 due to impairment.

   Goodwill and non-compete agreements consist of the following at December
   31:

                                                       1997            1996
                                                       ----            ----

          Goodwill                                  $3,597,911       $      -
          Accumulated amortization                   1,614,631              -
                                                     ---------        -------
                                                     1,983,280              -
          Non-compete agreements                     3,249,686              -
          Accumulated amortization                   1,331,666              -
                                                     ---------        -------
                                                     1,918,020              -
                                                     ---------        -------
                                                    $3,901,300       $      -
                                                     =========        =======
                                                          0



   5. Long-Term Debt

   Long-term debt consist of the following
     at December 31:

                                                       1997            1996
   Senior Secured Term Loan A with interest at
    LIBOR plus 2.75% payable quarterly (8.47%
    at December 31, 1997), with principal
    payments due quarterly beginning in June
    1997 and ending March 2002, net of discount
    of $387,133.                                   $ 8,112,867               -

   Senior Secured Term Loan B with interest at
    LIBOR plus 3.25% payable quarterly (8.97%
    at December 31, 1997), with principal
    payments due quarterly beginning in June
    1997 and ending March 2004, net of discount
    of $363,780.                                     7,586,220               -

   Senior Secured Revolving Line of Credit with
    interest at LIBOR plus 2.75% payable
    quarterly (9.43% at December 31, 1997),
    with principal due March 2002.                   8,080,884               -

   Subordinated Debt with related parties,
    interest of 12.5% payable quarterly
    commencing May 30, 1998, with principal
    due in equal quarterly installments
    during 2002 and 2005, net of discount
    of $318,738.                                     8,681,262               -

   Mortgage note payable with interest at prime
    plus 2% (8.25%), principal and interest of
    $5,000 due monthly until March 1999.                     -         504,083


   Senior Subordinated PIK notes with related
    parties evidencing accrued interest due for
    August 1997 and November 1997 on the
    original subordinated debt, interest of
    12.5%, with principal due in equal
    quarterly installments during 2002 and
    2005.                                              508,334               -

   Line of credit up to $2,000,000, amount
    available based on percentages of accounts
    receivable and inventory, secured by the
    Company's assets, interest at prime plus
    3%.                                                      -       1,594,076

   Other                                               284,778         124,270
                                                   -----------       ---------
                                                    33,254,345       2,222,429
   Less current maturities                           9,464,382       1,716,332
                                                   -----------       ---------
                                                  $ 23,789,963      $  506,097
                                                   ===========       =========

   The Company entered into an agreement ("the Credit Agreement") with Banque Paribas individually and as agent for other participating Banks (the "Banks") on February 28, 1997 to obtain up to $12,000,000 in a senior revolving credit facility and $27,000,000 in senior term/acquisition credit facilities in connection with the acquisition of Southland. The Company terminated its long term financing arrangement with CIT and paid off other long term credit facilities on February 28, 1997. The Credit Agreement is secured by all assets, including inventory, accounts receivable, real estate, trademarks, and patents of the Company, as well as the common stock and other equity interests of each subsidiary of the Company. The Credit Agreement also contains restrictive covenants including limitations on the Company's amount of debt, disposition of assets, incurrence of liens or encumbrances, payment of dividends, investments, executive compensation and requires minimum interest coverage, fixed charge coverage and EBITDA.

   On November 14, 1997 the Company amended the Credit Agreement, reducing the revolving credit facility from $9,000,000 to $8,000,000, until April 1, 1998 when the revolving credit facility increases to $12,000,000.

   On December 31, 1997, the Company did not make the scheduled principal and interest payments required in the Credit Agreement. On April 14, 1998 the Company and Southland entered into a Fifth Amendment to its Credit Agreement with the Banks (the "Fifth Amendment") whereby the Banks waived the events of default for nonpayment and agreed to defer delinquent interest payments and other scheduled interest payments through July 31, 1998 by execution of interest deferral notes. Scheduled principal payments also were deferred until March 1999. However, the Company agreed that all principal and interest under loans from the Banks will be due on February 28, 2001. The Company agreed to give the Banks tighter controls and liens on cash collateral, and the Banks agreed to relax certain financial covenants, although the miscellaneous debt restriction was reduced to $100,000. One of the new terms was that all collections on customer receivables would be used to pay down the revolving line of credit through a lockbox arrangement. As a result, the amount outstanding under the revolving line of credit of $8,080,884 at December 31, 1997 has been classified as a current liability. As a result of the Fifth Amendment, the Company's working capital line of credit with the Banks remains available to meet the Company's requirements.

   As a condition to the Fifth Amendment, the Banks required Rice Capital Partners II L.P.(Rice), a related party by management of Rice being on the Board of Directors, to loan the Company an additional $1,250,000. In exchange for this loan which was obtained in April 1998, the Company issued to Rice its 12.5% priority senior subordinated notes (the "Priority Notes"). Interest payments under the Priority Notes are payable with PIK notes until the Bank's debt is repaid. The Priority Notes are junior to the Bank's debt but senior to the subordinated notes previously issued to Rice and Fairview (the "1997 Senior Subordinated Notes"). In connection with the purchase of Priority Notes, the Company also agreed to issue to Rice warrants for the purchase (at a nominal exercise price) of 42,377,173 shares of the Company's common stock. The Company also agreed to issue to Rice similar warrants to purchase 8,475,638 shares of the Company's common stock as additional consideration for Rice's purchase of $250,000 of Series B Preferred Stock in January, 1998. The total number of shares of common stock provided under these warrants is subject to reduction after receipt of a fairness opinion from an independent financial advisor and is subject to approval by the holders of the voting stock increasing its authorized common stock. The affirmative vote of Rice alone will constitute the vote required for such shareholder approval.

   Subordinated Debt

   In order to obtain financing for the acquisition of Southland and fund future expansion, the Company signed an agreement on February 28, 1997 with Rice to purchase $9,000,000 of senior subordinated debt and $10,000,000 of senior redeemable preferred stock. F-Southland, L.L.C., a North Carolina limited liability company, and FF-Southland Limited Partnership, a North Carolina limited partnership, entities affiliated with Franklin Street/Fairview Capital, L.L.C. ("Fairview"), a related party by management of Fairview being on the Board of Directors, purchased an aggregate amount of $2,000,000 of such senior subordinated debt and $2,000,000 of such senior redeemable preferred stock.

   The subordinated debt held by Rice and Fairview (the "Subordinated Notes") bears interest at a rate of 12.5% per annum, with a default rate of 15.5% per annum. Interest is payable quarterly for eight years, with principal due in equal quarterly installments during the seventh and eighth years. Prepayments of the Subordinated Debt are allowed subject to premiums ranging from 12.5% during the first year to 0% commencing in the sixth year. The Subordinated Debt is subordinated to the Bank's debt and is unsecured.

   On August 19, 1997 the Company amended the Subordinated Debt Agreement to allow interest payments due on the last business day of August 1997, November 1997 and February 1998 to be satisfied by the issue on or before May 30, 1998 of Senior Subordinated Notes for the amount of such interest, on the same terms as the Subordinated Notes.

   Rice and Fairview also agreed to waive defaults in interest payments under the 1997 Senior Subordinated Notes and to allow payment of delinquent and future interest payments by the issuance of PIK Notes until repayment of the Bank's debt. The Banks, Rice, and Fairview also agreed to amendments to financial covenants in the documents underlying the 1997 Senior Subordinated Notes consistent with the Fifth Amendment.

   Interest expense and accrued interest payable to Rice and Fairview totaled approximately $949,000 and $156,000, respectively, during 1997.

   Long-term debt due matures as follows:

                  1998                                     $  9,656,127
                  1999                                        1,757,425
                  2000                                        1,993,910
                  2001                                        2,478,310
                  2002                                        3,179,890
                  Thereafter                                 15,258,334
                                                            -----------
                                                             34,323,996
                  Less discounts                             (1,069,651)
                                                            -----------
                                                            $33,254,345
                                                             ==========

   6. Leases

   Capitalized Leases

   The Company leases certain land and buildings under long term leases which are accounted for as capital leases. Included in property and equipment are the following assets held under capital leases:

                  Capitalized leases                         $3,282,216
                  Less accumulated amortization                (237,900)
                                                              ---------
                                                             $3,044,316
                                                              =========

   Future minimum lease payments for assets under capital leases at December 31, 1997 are as follows:

                  1998                                      $   732,504
                  1999                                          732,504
                  2000                                          732,504
                  2001                                          732,504
                  2002                                          732,504
                  Thereafter                                  4,372,932
                                                             ----------
                  Total minimum lease payables                8,035,452
                  Less amount representing interest          (3,999,606)
                                                             ----------
                  Present value of minimum lease payments     4,035,846
                  Less current maturities                      (178,615)
                                                             ----------
                  Long-term obligations                     $ 3,857,231
                                                             ==========


   Amortization expense of $237,900 during 1997 is included in operating expenses on the statement of operations.

   Operating Leases

   The Company leases warehouses and office facilities under operating leases expiring at various times through 2004. The leases have renewal options ranging from one to two years. Rent expense under these leases was $1,417,035 and $244,582 for the years ended December 31, 1997 and 1996 respectively.

   The Company has entered into non-cancelable operating leases for trucks and warehouse equipment that expire at various times though 2004. Rent expense under these leases was $450,370 and $90,638 for the years ended December 31, 1997 and 1996 respectively.

   At December 31, 1997 future minimum lease payments for non-cancelable operating leases were as follows:

                  1998                                       $2,110,560
                  1999                                        1,613,480
                  2000                                          950,220
                  2001                                          868,430
                  2002                                          665,435
                  Thereafter                                    538,700
                                                              ---------
                  Total                                      $6,746,825
                                                              =========



   7. Income Taxes

   The components of the income tax provision (benefit) are as follows:

                                                        Year ended December 31
                                                          1997           1996
                                                          ----            ---
               Current


                   Federal                         $   (558,958)     $       -
                   State                                (86,803)             -
                                                    -----------       --------
                                                       (645,761)             -
                Deferred
                   Federal                               70,144              -
                   State                               (350,102)             -
                                                    -----------       --------
                                                       (279,958)             -
                                                    -----------       --------
                                                   $   (925,719)     $       -
                                                    ===========       ========



   The reconciliation of income tax (benefit) computed at the US federal statutory rate to income tax expense (benefit) is as follows:

                                                       Year ended December 31
                                                        1997            1996
                                                        ----            ----

           Tax at US statutory rate                $(13,105,566)     $  59,044
           State taxes, net of federal benefit       (2,035,217)         6,304
           Goodwill                                   9,019,042              -
           Meals and entertainment                       42,255          6,785
           Increase (decrease) in valuation
             allowance                                5,182,008        (72,133)
           Other                                        (28,241)             -
                                                    -----------       --------
                                                   $   (925,719)     $       -
                                                    ===========       ========


   The temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1997 and 1996 are as follows:


                                                        1997          1996
                                                        ----          ----

          Allowance for doubtful accounts
            receivable                              $  259,248     $  12,275
          Inventory                                    588,292        15,086
          Depreciation/amortization                    191,303        15,306
          Non-compete agreements                     1,788,388             -
          Debt costs                                   150,296             -
          Accrued expenses                             236,310             -
          Net operating loss carry forward           3,574,127       637,734
          Other                                         21,603         4,779
                                                     ---------      --------
                                                     6,809,567       685,380
          Valuation allowance                        6,037,610       685,380
                                                     ---------      --------
                                                    $  771,957     $       -
                                                     =========      ========

   Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $6,037,610 valuation allowance at December 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $5,182,008. At December 31, 1997, the Company has available net operating loss carryforwards of $9,099,100, which expire in the year 2012.

   8. Deferred Compensation Plan

   In June, 1997, the Company established a 401K plan open to all full time employees who have met prescribed eligibility requirements. To encourage participation, the Company provides a matching contribution of 50% of the first 6% of employee contribution. During 1997, the Company expensed $89,000 related to this plan.

   9. Employment Agreements

   In order to provide for the mutual protection of the Company and certain key employees, the Company has entered into employment agreements with these individuals. While tailored to the specific circumstances, these agreements provide a defined compensation structure and severance agreement in exchange for non-compete agreements.

   10. Redeemable Preferred Stock

   In connection with the Southland acquisition, the Company issued 50,000 shares of Series B Redeemable Preferred stock for$9,269,220, net of fees and discount. The Series B Redeemable Preferred stock are redeemable at $200 per share and accrue dividends at a rate of 8.0% per annum, payable quarterly, in kind by the issuance of additional shares of Series B Preferred stock. The balance at December 31, 1997 includes approximately $667,000 related to accrued dividends and approximately $76,000 related to accretion of the carrying value to the redemption value. Series B Preferred stock has liquidation preference over all other shares of common stock and preferred stock, including Series A Preferred stock that is currently held by F-Jotan, an affiliate of Fairview. Redemption of the Series B Redeemable Preferred stock is mandatory at any time after the eighth anniversary of closing at the greater of book value or fair value of the common stock (the put value). The Series B Preferred stock may be redeemed by the Company commencing in the sixth year at the put value. The Series B Redeemable Preferred stock entitles the holders thereof at all times that it is outstanding to elect the majority of the Board of Directors.

   On June 23, 1997, the Company entered into a commitment agreement with Rice and Fairview which resulted in their purchasing an additional 13,125 shares of Series B Preferred Stock (First Supplemental Series B Redeemable Preferred Stock) on September 11, 1997 for $2,606,875, net of discount. The 13,125 shares of First Supplemental Series B Redeemable Preferred Stock are redeemable at $200 per share and accrue dividends at a rate of 8.0% per annum payable in-kind by additional shares of Series B Preferred Stock and have all the same rights and privileges of the Series B Redeemable Preferred Stock described above. The balance at December 31, 1997 includes approximately $65,000 related to accrued dividends and approximately $1,000 related to accretion of the carrying value to the redemption value. These additional funds were used to provide the long term financing of the Cove acquisition, retiring the acquisition credit facility of $2,625,000.

   11. Shareholders' Equity

   In connection with the issuance of the senior subordinated debt on February 28, 1997 and the Series B Redeemable Preferred Stock on February 28, 1997 and First Supplemental Series B Redeemable Preferred Stock on September 11, 1997, the Company issued warrants to purchase 3,233,833, 11,977,158 and 3,620,473 shares, respectively, of the Company's common stock. The warrants are each exercisable at any time at an exercise price not to exceed $100 and expire in 10 years from date of grant. The warrants were valued at fair value at the date of grant which totaled $150,000 related to the senior subordinated debt and approximately $520,000 related to the Series B and First Supplemental Redeemable Preferred Stock.

   On May 16, 1996, the Company signed an agreement to sell up to $6,000,000 in Series A Convertible Preferred Stock to an affiliate of Fairview Capital L.L.C., a Raleigh, N.C. based private investment company. The initial funding closed May 16, 1996, and provided the Company $1,820,076, net of expenses, through the sale of 1,265,823 shares of Series A Convertible Preferred Stock to F-Jotan. Under the terms of the Series A Convertible Preferred Stock Purchase Agreement, the Company may sell an additional $4,000,000 of Series A Convertible Preferred Stock to the investors subject to certain conditions set forth in the Series A Convertible Preferred Stock Purchase Agreement. The Series A Convertible Preferred Stock is convertible into common stock at any time at the option of the holder on a 2 for 1 basis, has voting rights equivalent to the common stock and carries an 8% annual dividend, which is payable beginning January 1, 1997 in additional shares of preferred stock. If all shares of the Series A convertible preferred stock are issued, this class of stock will represent approximately 15% of the Company's outstanding shares on a fully diluted basis.

   In 1995, the Company issued 5,000 warrants, which expire March 29, 2000, to purchase the Company's common stock at a price equaling one hundred ten percent (110%) of the fair value of the common stock on March 28, 1995 ($5.16 per share).

   12. Employee Stock Incentives

   The Company has stock options outstanding to participants under the Company's 1996 long-term incentive plan, approved by stockholders on July 10, 1996 and amended on May 6, 1997. Under the plan, the option price per share shall be at least 100 percent of the fair market value of the common stock on the date of grant. Accordingly, per APB 25 because the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   The Company's 1996 long term incentive plan has authorized the grant of options to employees for up to 2,000,000 shares of the Company's common stock. All options granted have 10 year terms and become fully exercisable with continued employment as follows:


                     Full Years                       Percentage of
                    Elapsed Since                     Shares Which
                    Date of Grant                   May Be Exercised
                    -------------                   -----------------

                          1                                25%
                          2                                50%
                          3                                75%
                          4                               100%

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 11.5%and 7.5%; dividend yields of 0%and 0%; volatility factors of the expected market price of the Company's common stock of 0.67 and 0.34; and a weighted-average expected life of the option of 7 and 5 years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                             1997               1996
                                             ----               ----

             Pro forma net             $ (38,593,097)       $  142,658
               (loss) income

             Pro forma earnings
               per share:
                Basic                  $       (6.77)       $      .03
                Diluted                $       (6.77)       $      .02


   A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                       1997                         1996
                                       ----                         ----

                                             Weighted -                    Weighted -
                                              Average                       Average
                                              Exercise                      Exercise
                                Options        Price        Options          Price
                                -------      ----------     -------        ----------

        Outstanding -
          beginning of year     274,150        $1.0               -
        Granted                 115,000        $1.4         278,550          $1.0
        Exercised                     -                           -
        Forfeited               277,750        $1.0           4,400           1.0
                                -------         ---         -------           ---

        Outstanding -
          end of year           111,400                     274,150
                                =======                     =======

        Exercisable at
          end of year             5,725                           -

        Weighted-average
          fair value of
          options granted
          during the year      $   1.03                    $   0.43
             during the year



   Exercise prices for options outstanding as of December 31, 1997 ranged from $1.00 to $1.43. The weighted-average remaining contractual life of those options is 9 years.




   13. Earnings Per Share

   The following table sets forth the computation of shares for purposes of the earnings (loss) per share calculation:


                                                          1997         1996
                                                          ----         ----

          Average shares outstanding                    5,692,370    5,676,598
          Net effect of dilutive stock options -
            based on the treasury method using
            average market price                                -      109,424
          Assumed conversion of 8% preferred
            convertible stock equivalent to
            2,531,646 common shares                     5,692,370    1,595,284
                                                        ---------    ---------
          Totals                                        5,692,370    7,381,306
                                                        =========    =========


   The 1997 earnings per share calculation excludes the effect of 111,400 outstanding options, 2,871,410 shares of preferred convertible stock, and warrants to purchase 18,831,464 shares of common stock, as their effect is antidilutive. Also, in January 1998 and April 1998 the company issued warrants to purchase approximately 50,852,811 shares of common stock.

   14.  Pro Forma Information Related to Southland and Cove Acquisitions

   The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the Southland and Cove transactions had occurred as of January 1, 1996 after giving effect to certain adjustments, including depreciation, amortization of goodwill, interest expense on acquisition debt and related income tax effects. The net loss of $39,134,000 for 1997 includes the writedown of goodwill and noncompete agreements of $29,900,000 due to impairment (see Note 3). The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.

                                                   (Pro Forma-Unaudited)
                                                  Years ended December 31
                                                  -----------------------

            Revenues                             $ 72,944,000     $72,060,000
            Net loss attributable to common
              stockholders                        (39,134,000)     (3,431,000)
            Net (loss) per share                        (6.87)           (.60)