Form 10-Q
period 1998-03-31
JOTAN INC
filed 1998-05-29
CIK 921381

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

                           Commission File No. 0-24188

                                   JOTAN, INC.
        (Exact name of small business issuer as specified in its charter)

                     Florida                             59-3181162
         (State or other jurisdiction of       (IRS Employer Identification No.)
          incorporation or organization)

         Issuer's telephone number, including area code (904) 355-2592

         -------------------------------------------------------------------
            Former name, former address and former fiscal year, if changed


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]        No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS - State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,414,013 shares of common stock, $.01 par value, as of April 15, 1998.

                                      INDEX

                                   Jotan, Inc.



Part I - Financial Information                                           Page

         Item I --   Financial Statements (Unaudited)
                     Condensed Consolidated Statements of Operations
                     For the Three Months ended March 31, 1998 and 1997    2

                     Condensed Consolidated Balance Sheet at
                     March 31, 1998 and 1997                            3 and 4

                     Condensed Consolidated Statements of Cash Flows
                     for the Three Months ended March 31, 1998
                     and 1997                                           5 and 6

                     Notes to Condensed Consolidated Financial Statements  7

         Item II --  Management's Discussion and Analysis of
                     Financial Condition and Result of Operations          8

         Item III -- Liquidity and Capital Resources                       9


Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K                        11

         Signatures                                                       12

                                   Jotan, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                    Three months ended March 31
                                                       1998             1997

Sales                                             $ 15,861,484    $   6,789,207
Cost of sales                                       11,129,653        4,748,143
                                                  ------------     ------------
Gross profit                                         4,731,831        2,041,064

Operating expenses                                   4,870,977        1,941,325
Amortization of goodwill and non-compete               192,321          272,508
                                                  ------------     ------------
Operating income (loss)                           (    331,467)    (    172,769)

Other income                                             4,333            9,910
Interest expense                                   ( 1,054,725)    (    320,598)

Income (loss) before taxes                         ( 1,381,859)    (    483,457)
Income tax expense                                           -                -
                                                  ------------     ------------

Net income (loss)                                  ( 1,381,859)    (    483,457)

Amounts attributable to preferred stock                371,977          100,209
                                                  ------------     ------------
Net income (loss) attributable
   to common shareholders                        $ ( 1,753,836)   $ (   583,666)
                                                 ==============   ==============

Net income (loss) per share
   Basic                                         $      (.31)      $     (.10)
                                                 =============     ============
   Diluted                                       $      (.31)      $     (.10)

Weighted average number of shares outstanding:
   Basic                                             5,696,611        5,679,411
                                                     =========        =========
   Diluted                                           5,696,611        5,679,411
                                                     =========        =========








See notes to condensed consolidated financial statements.


                                   Jotan, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                       March 31
                                             1998                    1997
                                             ----                    ----
Assets
Current assets:
     Cash                               $  1,180,178            $  3,018,575
     Accounts receivable, net              9,159,429               7,342,019
     Inventory                             7,052,975               7,198,999
     Other current assets                  1,757,815                 788,247
                                          ----------              ----------
Total current assets                      19,150,397              18,347,840
                                          ----------              ----------


Property and equipment, net                4,687,138               4,882,390


Goodwill, net                              1,948,030              25,185,671
Non-compete agreements, net                1,760,949               6,490,500
Other assets                                 275,869                 932,328
                                         -----------             -----------

Total assets                             $27,822,383             $55,838,729
                                         ===========             ===========








See notes to condensed consolidated financial statements.


                                   Jotan, Inc.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                             March 31
                                                      1998             1997
                                                    ----------       ----------
Liabilities and stockholders' equity
Current liabilities:
    Trade payables                                $  7,490,563     $  7,697,317
    Accrued expenses                                 3,543,235        3,766,276
    Current portion of long-term debt,
       and capital leases                            9,903,432        1,306,802
    Other                                            1,431,633          898,454
                                                     ---------          -------
Total current liabilities                           22,368,863       13,668,849
                                                    ----------       ----------

Capitalized lease obligations                        3,828,652        4,029,643
Other liabilities                                    2,125,105          122,486
Long-term debt, less current maturities
    Related parties                                  9,189,596        8,710,000
    Other                                           14,313,768       17,773,077
                                                    ----------       ----------
                                                    29,457,121       30,635,206
                                                    ----------       ----------

Redeemable preferred stock with related parties     12,932,747        9,340,000

Stockholders' equity (deficit)
    Preferred stock:
       Authorized shares - 10,000,000
       Issued and outstanding shares to
        related party - 1,435,705 in 1998 and
       1,265,823 in 1997                                14,357           12,658
    Voting common stock, $.01 par value:
       Authorized shares - 40,000,000
       Issued and outstanding shares - 5,696,611
       in 1998 and 5,679,411 in 1997                    56,966           56,794
    Additional paid-in capital                       3,849,385        4,613,983
    Retained earnings (deficit)                    (40,857,056)      (2,488,761)
                                                   ------------      -----------
Total stockholders' equity (deficit)               (36,936,348)       2,194,674
                                                   ------------      -----------

Total liabilities and stockholders' equity         $27,822,383      $55,838,729
                                                   ===========      ===========







See notes to condensed consolidated financial statements.


                                   Jotan. Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              March 31
                                                         1998          1997
                                                     ------------  ------------
Cash flows from operating activities
 Net income (loss)                                   $( 1,381,859) (    483,457)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
   Depreciation and amortization expense                  355,441       329,213
   Stock compensation expense                                   -        25,800
   Changes in operating assets and liabilities:
     Accounts receivable                                  397,530       178,786
     Inventory                                            231,334  (    227,476)
     Other current assets                            (     91,315)       47,583
     Other assets                                               -       495,192
     Trade payables                                        62,378     2,892,684
     Accrued expenses                                     138,283        30,422
     Other current liabilities                       (    115,571) (     23,667)
     Other liabilities                                      1,944             -
                                                     ------------  ------------
Net cash (used in) provided by operating
 activities                                          (    401,835)    3,265,080

Cash flows from investing activities
Proceeds from sale of property and equipment                    -     1,000,000
Purchase of property and equipment                   (      2,375) (     31,203)
Purchase of business Southland, net of cash
 acquired                                                       -  ( 37,482,786)
                                                     ------------- -------------
Net cash used in investing activities                (      2,375)   36,513,989)
                                                     ------------- -------------

Cash flows from financing activities
Proceeds from (payments) on line of credit
 borrowings                                                     -  (  1,594,076)
Payments on long-term debt and capitalized leases    (     54,743) (  1,195,038)
Proceeds from senior revolver                                   -     2,830,884
Proceeds from senior term debt                                  -    16,122,500
Proceeds from senior subordinated debt                          -     8,710,000
Proceeds from issuance of redeemable preferred
 stock, net of issuance costs                             250,000     9,340,000
Proceeds from issuance of warrants                              -       650,000
Net cash provided by financing activities                 195,257    34,864,270

Net increase (decrease) in cash and cash equivalents (    208,953)    1,615,361
Cash and cash equivalents at beginning of period        1,389,131     1,403,214
Cash and cash equivalents at end of period           $  1,180,178  $  3,018,575


                                   Jotan. Inc.

          Condensed Consolidated Statements of Cash Flows (Continued.)
                                   (Unaudited)

                                                        March 31
                                                1998                1997
                                           -------------        ------------
Purchase of business,
 Southland net of cash acquired
   Accounts receivable                     $           -        $( 5,967,581)
   Inventory                                           -         ( 5,789,881)
   Other current assets                                -         (   517,889)
   Property and equipment                              -         ( 4,069,138)
   Other assets                                        -         (   820,802)
   Trade payables                                      -           3,278,692
   Accrued expenses                                    -           3,488,497
   Other current liabilities                           -             922,121
   Other liabilities                                   -             122,486
   Non - Compete                                       -         ( 6,600,000)
   Goodwill                                            -         (25,262,114)
   Notes payable and capitalized leases                -           3,732,823
                                           -------------        ------------

                                           $           -        $(37,482,786)
                                           =============        =============








See notes to condensed consolidated financial statements.

                                   Jotan Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. The Business and Basis of Presentation

Description of Business

The Company is a distributor of packaging and shipping supplies with twenty distribution centers and two production facilities located throughout the United States. The Company sells to a broad customer base including industrial, moving and storage, air freight, and perishable food market segments. Prior to March 1997, Jotan, Inc. was a southeast regional distributor of packaging materials providing "Just On Time As Needed" delivery service for its industrial customers.

On March 4, 1997 the Company completed the acquisition of 100% of the stock of Southland Holding Company ("SHC"). The subsidiaries of SHC and one affiliate of the Company merged with and into SHC in 1997 which changed its name to Southland Container Packaging Corp. ("Southland"). Southland is a distributor of packaging and shipping supplies with [eleven] distribution centers throughout the United States. Southland served primarily the moving and storage industry, but also provided packaging products to the air freight and perishable food markets. As of June 20, 1997 the Company completed the acquisition of the assets of Cove Container Corporation ("Cove"). Cove is a distributor of packaging and shipping supplies with a distribution center located in Pontiac, Michigan, and a manufacturing facility in West Branch, Michigan. Cove serves both the industrial and the moving and storage industry segments.


Basis of Presentation

The accompanying financial statements are unaudited and, in the opinion of management reflect all the adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The financial statements at March 31, 1998 and March 31, 1997 reflect the combined accounts of the Company and its subsidiaries. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

                                   Jotan, Inc.

II. Management's Discussion and Analysis of Financial Condition and Results of Operations

On March 4, 1997, the Company completed the acquisition of 100% of the stock of Southland Holding Company and its subsidiaries, now known as Southland Container Packaging Corp. ("Southland"). On June 23, 1997, the Company completed the acquisition of the assets of Cove Container Corporation ("Cove"). As a result of these acquisitions, the Company's financial statements for the quarter ended March 31, 1997 and the quarter ended March 31, 1998 are not comparable in many respects. To facilitate a meaningful comparison of the Company's operating performance, the following discussion and analysis is presented on a traditional basis. Included in the following discussion are comparisons of EBITDA (earnings before interest, taxes, depreciation, and amortization and other extraordinary and non-recurring charges). The Company believes EBITDA is helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. In addition, EBITDA, as redefined in the senior loan documents to exclude certain extraordinary and non-recurring charges, facilitates the monitoring of covenants related to certain long-term debt. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Company's operating performance or to cash flows as a measure of its overall liquidity. Jotan, Inc. and its consolidated subsidiaries reported a net loss of $1.4 million for the quarter ended March 31, 1998 compared to a net loss of $.5 million for the same period in 1997. EBITDA for the quarter ended March 31, 1998 was $126 thousand compared to $156 thousand for the same period in 1997.

                                      1998 ($000's)          1997 ($000's)
         Operating Income/(Loss)            (331)                  (173)
         Amortization                        192                    272
         Depreciation                        163                     57
         Other Non-Recurring                 102

         EBITDA                              126                    156

Net sales for the first quarter of 1998 increased to $15.9 million from $6.8 million for the first quarter of 1997. The increase in net sales was primarily related to post acquisition revenue generated by the Southland and Cove operations which is only partially included in first quarter 1997 results.

Gross profit increased to $4.7 million for the first quarter of 1998 from $2.0 million the same period in 1997. Margins declined slightly from 30.1% to 29.8%. The increase in gross profit was primarily related to post acquisition revenue generated by the Southland and Cove operations which is only partially included in first quarter 1997 results.

Operating expenses increased to $4.9 million for the first quarter of 1998 from $1.9 million for the same period in 1997. The major factor contributing to these increases was the inclusion of Southland operating expenses in the post acquisition period.

Amortizations of goodwill and non-compete agreements were $192 thousand and $273 thousand for the first quarters of 1998 and 1997, respectively. Post acquisition amortization expense was significantly reduced by the year-end 1997 write-off of Southland related goodwill.

Interest expense for the first quarters of 1998 and 1997 amounted to $1.1 million and $0.3 million respectively. The major factor contributing to these increases was the impact of increased borrowings related to the Southland acquisition.

In April, 1998, the Company selected Raleigh C. Minor to be Chief Executive Officer of the Company and Southland. Mr. Minor had been serving as Interim Chief Executive Officer. Mr. Minor was also a principal of

                                  Jotan, Inc.

II. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Allomet Partners Ltd., but resigned when selected to be the Chief Executive Officer.

The Company has developed a Business Plan to improve performance, meet cash requirements including bank and vendor debt, and establish a foundation for future operations. Key elements of the plan include management restructuring, facility consolidations, improved working capital management, cost containment, and expansion within certain product lines. Significant progress has been made toward implementing the Plan including warehouse consolidations/closures in Syracuse, Denver, and Tacoma.

For the first quarter, the Company reported EBITDA of $126 thousand versus a planned first quarter loss of $145 thousand. Although it is much too soon to predict success, there are many marked changes as compared to 1997. There are risks associated with this plan, including but not limited to, general economic and business conditions, competitive market pricing, and failure to effectively maintain vendor relationships.

III. Liquidity and Capital Resources

On December 31, 1997 the Company did not make the scheduled principal and interest payments required under its credit agreement (the "Credit Agreement") with Banque Paribas, individually and as agent for other participating banks (the "Banks").

As of April 14, 1998, the Company and Southland entered into a Fifth Amendment to its Credit Agreement with the Banks (the "Fifth Amendment") whereby the Banks waived the events of default for nonpayment and agreed to defer delinquent interest payments and other scheduled interest payments through July 31, 1998 by execution of interest deferral notes. Scheduled principal payments also were deferred until March 1999. The Company agreed to shorten the maturity date of all loans so that all principal and interest under loans from the Banks will be due on February 28, 2001. The Company agreed to give the Banks tighter controls and liens on cash collateral, and the Banks agreed to relax certain financial covenants, although the miscellaneous debt restriction was reduced to $100,000. One of the new terms was that all collections on customer receivables would be used to pay down the revolving line of credit through a lockbox arrangement. As a result, the amount outstanding under the revolving line of credit has been classified as a current liability resulting in a working capital deficit of approximately $3,200,000. As a result of the Fifth Amendment, the Company's working capital line of credit with the Banks was extended by approximately $1.5 million to help meet the Company's financing requirements.

In conjunction with the Fifth Amendment, Rice Partners II L.P.(Rice) loaned the Company an additional $1,250,000. In exchange for this loan which was obtained in April 1998, the Company issued to Rice its 12.5% priority senior subordinated notes (the "Priority Notes"). Interest payments under the Priority Notes are payable with PIK notes until the Bank's debt is repaid. The Priority Notes and the PIK Notes are junior to the Bank's debt but senior to the subordinated notes previously issued to Rice and Fairview in 1997. The Company agreed to issue to Rice exercisable warrants for the purchase (at a nominal exercise price) of 42,377,173 shares of the Company's common stock. The Company also agreed to issue to Rice similar warrants to purchase 8,475,638 shares of the Company's common stock in connection with Rice's purchase of $250,000 of Series B Redeemable Preferred Stock in January, 1998. The total number of shares of common stock provided under these warrants may be reduced if a fairness opinion from an independent financial advisor indicates that the number of shares issuable under the warrants is not fair to the Company's shareholders. The exercise of such warrants is subject to the filing of an amendment to the Articles of Incorporation of the Company to increase its authorized shares of common stock. This amendment is subject to shareholder approval and certain disclosure requirements. The affirmative vote of Rice alone will constitute the vote required to approve the amendment. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission that contains a shareholder proposal to approve such amendment.

                                  Jotan, Inc.

Negotiations were held with certain key vendors to hold in abeyance amounts due while a repayment plan was implemented and bank negotiations were completed. A plan has been developed and implemented, with the approval of the creditors involved, to accomplish the repayment of past due amounts over a two year period while providing for the uninterrupted supply of materials for the business.

Part II -- Other Information

          Item 6--Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 11 - Computation of Per Share Earnings

                Exhibit 27 - Financial Data Schedule

          (b)   Reports on Form 8-K

                Form 8-K Current Report, Item 5, Other Events, filed January 9, 1998.

                Form 8-K Current Report, Item 5, Other Events, filed February 27, 1998


                                   Jotan, Inc.
           Exhibit 11 Statement Re: Computation of Per Share Earnings

                                                   Three months ended March 31
                                                         1998          1997

Basic and Diluted:
   Average shares outstanding                         5,696,611     5,679,411
                                                      =========     =========

Net income (loss)                                   $(1,381,859)  $  (483,457)

Amount attributable to preferred stock                  371,977       100,209
                                                    -----------    ----------

Net income (loss) attributable to common
   shareholders                                     $(1,753,836)  $  (583,666)
                                                    ===========    ===========

Per share amount basic and diluted                   $     (.31)*   $    (.10)*
                                                    ===========    ==========



* Effect of common stock equivalents was not considered as the effect was anti-dilutive.

                                   Jotan, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Jotan, Inc.




                                   By:     /s/ Raleigh Minor
                                      ---------------------------------
                                        Raleigh Minor, President
                                        and Chief Executive Officer




                                   By:    /s/ Edward Lipscomb
                                      ---------------------------------

                                       Edward Lipscomb, Vice President
                                       and Chief Financial Officer





May 29, 1998