Form 10-Q
period 1998-06-30
JOTAN INC
filed 1998-08-14
CIK 921381

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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


APPLICABLE ONLY TO CORPORATE ISSUERS - State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,414,013 shares of common stock, $.01 par value, as of August 10, 1998.

                                      INDEX

                                   Jotan, Inc.



Part I - Financial Information                                         Page

         Item I   -- Financial Statements (Unaudited)
                     Condensed Consolidated Statements of Operations
                     for the Three Months and Six Months ended
                     June 30, 1998 and 1997                              2

                     Condensed Consolidated Balance Sheets at
                     June 30, 1998 and 1997                           3 and 4

                     Condensed Consolidated Statements of Cash
                     Flows for the Six Months ended
                     June 30, 1998 and 1997                           5 and 6

                     Notes to Condensed Consolidated Financial
                     Statements                                          7

         Item II  -- Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       9

         Item III -- Liquidity and Capital Resources                    10


Part II - Other Information

          Item 5 - Other Information                                    11

          Item 6 - Exhibits and Reports on Form 8-K                     11

          Signatures                                                    13


                                   Jotan, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                         Three months ended June 30   Six months ended June 30
                             1998          1997          1998          1997
                         ------------  ------------  ------------  ------------

Sales                    $ 17,385,462  $ 18,973,980  $ 33,246,946  $ 25,763,187
Cost of sales              12,887,519    13,621,011    24,017,172    18,369,154
                         ------------  ------------  ------------  ------------
Gross profit                4,497,943     5,352,969     9,229,774     7,394,033

Operating expenses          4,977,173     4,590,539     9,848,150     6,531,864
Amortization of goodwill
 and non-compete              147,660       793,490       339,981     1,065,998
                         ------------  ------------  ------------  ------------
Operating income (loss)   (   626,890)  (    31,060)   (  958,357)   (  203,829)

Other income                      935           215         5,268        10,125
Interest expense           (1,146,490)  (   980,869)   (2,201,215    (1,301,467)

                         ------------  ------------  ------------  ------------
Income (loss) before
 taxes                     (1,772,445)   (1,011,714)   (3,154,304)   (1,495,171)
Income tax expense                  -             -             -             -
                         ------------  ------------  ------------  ------------

Net income (loss)          (1,772,445)   (1,011,714)   (3,154,304)   (1,495,171)

Amounts attributable to
 preferred stock              300,217       220,625       672,194       320,834
                         ------------  ------------  ------------  ------------

Net income (loss)
 attributable to common
  shareholders           $ (2,072,662) $ (1,232,339) $ (3,826,498) $ (1,816,005)
                         ============  ============  ============  ============
Net income (loss)
 per share
  Basic                    $   (.11)     $   (.22)      $   (.31)     $   (.32)
                           ========      ========       ========      ========
  Diluted                  $   (.11)     $   (.22)      $   (.31)     $   (.32)
                           ========      ========       ========      ========

Weighted average number
 of shares outstanding:
  Basic                    18,995,951     5,696,611    12,383,020     5,687,964
                           ==========    ==========    ==========    ==========
  Diluted                  18,995,951     5,696,611    12,383,020     5,687,964
                           ==========    ==========    ==========    ==========








See notes to condensed consolidated financial statements.


                                   Jotan, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                      June 30
                                            1998                    1997
                                         ----------              ----------
Assets
Current assets:
    Cash                                $         -             $   536,288
    Accounts receivable, net              9,741,518              10,372,866
    Inventory                             7,636,301               7,786,435
    Other current assets                  1,738,986               1,056,353
                                         ----------              ----------
Total current assets                     19,116,805              19,751,942
                                         ----------              ----------


Property and equipment, net               4,549,317               5,072,792


Goodwill, net                             1,912,780              27,043,921
Non-compete agreements, net               1,648,539               6,162,000
Other assets                                534,433                 879,113
                                         ----------              ----------

Total assets                            $27,761,874             $58,909,768
                                        ===========             ===========








See notes to condensed consolidated financial statements.


                                   Jotan, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                        June 30
                                                1998               1997
                                             ----------         ----------
Liabilities and stockholders' equity
Current liabilities:
  Bank overdraft                            $   975,496        $         -
  Trade payables                              4,417,614          5,779,624
  Accrued expenses                            3,933,123          4,631,418
  Current portion of long-term debt,
   and capital leases                         9,715,740          3,957,000
  Other                                       1,115,204            329,564
                                             ----------         ----------
Total current liabilities                    20,157,177         14,697,606
                                             ----------         ----------

Capitalized lease obligations                 3,800,072          3,907,801
Other liabilities                             2,154,785            121,561
Long-term debt, less current maturities
  Related parties                             9,951,183          8,710,000
  Others                                     17,474,707         20,924,040
                                             ----------         ----------
                                             33,380,747         33,663,402
                                             ----------         ----------

Redeemable preferred stock with related
 parties                                     12,932,747          9,340,000

Stockholders' equity (deficit)
  Preferred stock:
    Authorized shares - 10,000,000
    Issued and outstanding shares to
    related party - 1,435,705 in 1998
    and 1,265,823 in 1997                        14,357             12,658
  Voting common stock, $.01 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares -
    21,414,013 in 1998 and 5,696,611
    in 1997                                     214,140             56,966
  Additional paid-in capital                  3,692,211          4,639,611
  Retained earnings (deficit)               (42,629,505)       ( 3,500,475)
                                            -----------        -----------
Total stockholders' equity (deficit)        (38,708,797)         1,208,760
                                            -----------        -----------

Total liabilities and stockholders' equity  $27,761,874        $58,909,768
                                            ===========        ===========







See notes to condensed consolidated financial statements.


                                   Jotan. Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   Six months ended June 30
                                                     1998            1997
                                                ------------    ------------
Cash flows from operating activities
Net income (loss)                              $(  3,154,304)  $(  1,495,171)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization expense              671,041       1,266,192
  Stock compensation expense                               -          25,800
  Changes in operating assets and liabilities:
    Accounts receivable, net                    (    184,559)   (  2,852,061)
    Inventory                                   (    351,992)   (    334,912)
    Other current assets                        (     72,486)   (    214,515)
    Other assets                                (    258,566)        484,249
    Trade payables                              (  3,010,571)        974,991
    Accrued expenses                                 528,171         920,439
    Other current liabilities                   (    432,000)   (    592,557)
    Other liabilities                                 31,622               -
                                                ------------    ------------
Net cash (used in) provided by operating
 activities                                     (  6,233,644)   (  1,817,545)

Cash flows from investing activities
Proceeds from sale of property and equipment               -       1,000,000
Purchase of property and equipment              (     32,494)   (    137,235)
Purchase of business, Cove, net of
 cash acquired                                             -    (  2,625,000)
Purchase of business, Southland, net of
 cash acquired                                             -    ( 37,721,235)
                                                ------------    ------------
Net cash used in investing activities           (     32,494)   ( 39,483,470)
                                                ------------    ------------

Cash flows from financing activities
Conversion of trade payable to notes payable       3,402,460               -
Proceeds from (payments) on line of
 credit borrowings                              (    504,393)   (  1,594,076)
Payments on long-term debt and capitalized
 leases                                         (    496,556)   (  1,500,219)
Proceeds from senior revolver                              -       6,080,884
Proceeds from acquisition revolver                         -       2,625,000
Proceeds from senior term debt                             -      16,122,500
Proceeds from senior subordinated debt             1,250,000       8,710,000
Proceeds from issuance of redeemable
 preferred stock, net of issuance costs              250,000       9,340,000
Proceeds from issuance of warrants                         -         650,000
                                                ------------    ------------
Net cash provided by financing activities          3,901,511      40,434,089
                                                ------------    ------------

Net increase (decrease) in cash and
 cash equivalents                               (  2,364,627)   (    866,926)
Cash and cash equivalents at beginning
 of period                                         1,389,131       1,403,214
                                                ------------    ------------
Cash and cash equivalents at end of period     $(    975,496)  $     536,288
                                                ============    ============


                                   Jotan. Inc.

           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                Six months ended June 30
                                                 1998              1997
                                            -------------     ------------

Purchase of business, Cove, net of
 cash acquired
  Inventory                                 $           -    $(    383,500)
  Property and equipment                                -     (    278,750)
  Other assets                                          -     (      2,850)
  Goodwill                                              -     (  2,054,037)
  Notes payable and capitalized leases                  -           94,137
                                            -------------     ------------

                                            $           -    $(  2,625,000)
                                            =============    ==============



Purchase of business, Southland, net of
 cash acquired
  Accounts receivable                       $           -    $(  5,967,581)
  Inventory                                             -     (  5,789,881)
  Other current assets                                  -     (    517,889)
  Property and equipment                                -     (  4,069,138)
  Other assets                                          -     (    820,802)
  Trade payables                                        -        3,278,692
  Accrued expenses                                      -        3,488,497
  Other current liabilities                             -          922,121
  Other liabilities                                     -          122,486
  Non - Compete                                         -     (  6,600,000)
  Goodwill                                              -     ( 25,500,563)
  Notes payable and capitalized leases                  -        3,732,823
                                            -------------     ------------

                                            $           -    $(37,721,235)
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

On March 4, 1997, the Company completed the acquisition of 100% of the stock of Southland Holding Company ("SHC"). The subsidiaries of SHC and one affiliate of the Company merged with and into SHC in 1997 which changed its name to Southland Container Packaging Corp. ("Southland"). Southland is a distributor of packaging and shipping supplies with eleven distribution centers throughout the United States. Southland served primarily the moving and storage industry, but also provided packaging products to the air freight and perishable food markets. As of June 20, 1997, the Company completed the acquisition of the assets of Cove Container Corporation ("Cove"). Cove is a distributor of packaging and shipping supplies with a distribution center located in Pontiac, Michigan, and a manufacturing facility in West Branch, Michigan. Cove serves both the industrial and the moving and storage industry segments.


Basis of Presentation

The accompanying financial statements are unaudited and, in the opinion of management, reflect all the adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The financial statements at June 30, 1998 and June 30, 1997 reflect the combined accounts of the Company and its subsidiaries. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

2. Long-Term Debt


Long-term debt consists of the following at June 30, 1998:

Senior Secured Term Loan A with interest at LIBOR plus 2.75%.       $ 8,159,323

Senior Secured Term Loan B with interest at LIBOR plus 3.25%.         7,615,718

Senior Secured  Revolving  Line of Credit  with  interest
  at LIBOR plus  2.75%.                                               7,576,491


 Subordinated  Debt with related  parties,  interest at 12.5%.        9,951,183

Senior Subordinated PIK notes with related parties
  evidencing  accrued interest due for August 1997
  and  November  1997 on the original  subordinated
  debt, interest of 12.5%.                                              508,334

Other                                                                 3,138,604
                                                                    -----------

                                  Jotan Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

2. Long-Term Debt (continued)

                                                                     36,949,653

Less current maturities                                            (  9,523,766)
                                                                    -----------
                                                                    $27,425,887
                                                                    ===========

On April 14, 1998, the Company and Southland entered into a Fifth Amendment to its Credit Agreement with the Banks (the "Fifth Amendment") whereby the Banks waived the events of default for nonpayment and agreed to defer delinquent interest payments and other scheduled interest payments through July 31, 1998, by execution of interest deferral notes. Scheduled principal payments also were deferred until March 1999. However, the Company agreed that all principal and interest under loans from the Banks will be due on February 28, 2001. The Company agreed to give the Banks tighter controls and liens on cash collateral, and the Banks agreed to relax certain financial covenants, although the miscellaneous debt restriction was reduced to $100,000. One of the new terms was that all collections on customer receivables would be used to pay down the revolving line of credit through a lockbox arrangement. As a result, the amount outstanding under the revolving line of credit of $7,576,491 at June 30, 1998 has been classified as a current liability. As a result of the Fifth Amendment, the Company's working capital line of credit with the Banks remains available to meet the Company's requirements.

As a condition to the Fifth Amendment, the Banks required Rice Capital Partners II L.P. ("Rice"), a related party by management of Rice being on the Board of Directors, to loan the Company an additional $1,250,000. In exchange for this loan which was obtained in April 1998, the Company issued to Rice its 12.5% priority senior subordinated notes (the "Priority Notes"). Interest payments under the Priority Notes are payable with PIK notes until the Bank's debt is repaid. The Priority Notes are junior to the Bank's debt but senior to the subordinated notes previously issued to Rice and Fairview (the "1997 Senior Subordinated Notes"). In order to induce Rice to purchase the Priority Notes, the Company also agreed to issue to Rice immediately exercisable warrants for the purchase (at a nominal exercise price) of 42,377,173 shares of the Company's common stock. The Company also agreed to issue to Rice similar warrants to purchase 8,475,638 shares of the Company's common stock as additional consideration for Rice's purchase of $250,000 of Series B Preferred Stock in January, 1998. The total number of shares of common stock provided under these warrants is subject to reduction after receipt of a fairness opinion from an independent financial advisor.

On June 2, 1998, the Company and Southland entered into a Sixth Amendment to its Credit Agreement with the Banks (the "Sixth Amendment") whereby certain modifications were made to the definition of "eligible accounts" in Section 1.1 of the Credit Agreement. In addition, the bank account structure was clearly defined.


Long-term debt due matures as follows:

              1999                                             $10,436,411
              2000                                               3,095,846
              2001                                              13,631,168
              2002                                                   1,670
              2003                                                       -
              Thereafter                                        10,758,334
                                                              ------------
                                                                37,923,429

              Less discounts                                  (    973,776)
                                                              ------------
                                                               $36,949,653
                                                              ============

                                  Jotan, Inc.

II. Management's Discussion and Analysis of Financial Condition and Results of Operations

On March 4, 1997, the Company completed the acquisition of 100% of the stock of Southland Holding Company and its subsidiaries, now known as Southland Container Packaging Corp. ("Southland"). On June 23, 1997, the Company completed the acquisition of the assets of Cove Container Corporation ("Cove"). As a result of these acquisitions, the Company's financial statements for the quarter ended June 30, 1997 and the quarter ended June 30, 1998 are not comparable in many respects.

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

Jotan, Inc. and its consolidated subsidiaries reported a net loss of $2.1 million for the quarter ended June 30, 1998, compared to a net loss of $1.2 million for the same period in 1997. EBITDA for the quarter ended June 30, 1998 was a loss of $80 thousand compared to $906 thousand profit for the same period in 1997. For the first six months of 1998, the Company reported an operating loss of $958 thousand compared to a loss of $204 thousand for the same period in 1997. EBITDA for the six months ended June 30, 1998 was $46 thousand compared to $1,062 thousand for the same period in 1997.

Quarter to quarter, the reduction in EBITDA was due to the reorganization of the West Coast operations. This included the closure of three facilities and retention of new management.


                            Second Quarter      First Six Months
                            1998       1997      1998      1997

        ($000's)
Operating Income/(Loss)    (627)      (  31)    (958)      (204)
Amortization                148         793      340      1,066
Depreciation                168         143      331        200
Other Non-recurring         231           -      333          -
                           -----       -----    -----     ------
EBITDA                      (80)        906       46      1,062

Net sales for the second quarter of 1998 decreased to $17.4 million from $18.9 million for the second quarter of 1997. Year to date, net sales increased from $25.8 million in 1997 to $33.2 million in 1998. The year to date increase in net sales was primarily related to post acquisition revenue generated by the Southland and Cove operations which is only partially included in 1997 results.

Gross profit was $4.5 million for the second quarter of 1998 compared to $5.3 million the same period in 1997. Year to date, gross profit increased from $7.4 million in 1997 to $9.2 million in 1998. Margins declined from 28.7% to 27.7% for the first six months. The year to date increase in gross profit was primarily related to post acquisition revenue generated by the Southland and Cove operations which is only partially included in 1997 results.

Operating expenses increased to $4.9 million for the second quarter of 1998 from $4.6 million for the same period in 1997 and from $6.5 million to $9.8 million for the six months ending June 30, 1998. The major factor contributing to these increases was the inclusion of Southland operating expenses in the post acquisition period.

                                   Jotan, Inc.

II. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Amortizations of goodwill and non-compete agreements were $148 thousand and $793 thousand for the second quarters of 1998 and 1997, respectively. Year to date amortization totaled $340 thousand and $1,066 thousand for 1998 and 1997, respectively. Post acquisition amortization expense was significantly reduced by the year-end 1997 write-off of Southland related goodwill.

Interest expense for the second quarters of 1998 and 1997 amounted to $1.1 million and $1.0 million respectively. Year to date, interest expense increased from $1.3 million in 1997 to $2.2 million in 1998. The major factor contributing to these increases was the impact of increased borrowings related to the Southland acquisition.

III. Liquidity and Capital Resources

On April 14, 1998, the Company and Southland entered into a Fifth Amendment to its Credit Agreement with the Banks (the "Fifth Amendment") whereby the Banks waived the events of default for nonpayment and agreed to defer delinquent interest payments and other scheduled interest payments through July 31, 1998, by execution of interest deferral notes. Scheduled principal payments also were deferred until March 1999. However, the Company agreed that all principal and interest under loans from the Banks will be due on February 28, 2001. The Company agreed to give the Banks tighter controls and liens on cash collateral, and the Banks agreed to relax certain financial covenants, although the miscellaneous debt restriction was reduced to $100,000. One of the new terms was that all collections on customer receivables would be used to pay down the revolving line of credit through a lockbox arrangement. As a result, the amount outstanding under the revolving line of credit of $7,576,491 at June 30, 1998 has been classified as a current liability. As a result of the Fifth Amendment, the Company's working capital line of credit with the Banks remains available to meet the Company's requirements.

As a condition to the Fifth Amendment, the Banks required Rice Capital Partners II L.P. ("Rice"), a related party by management of Rice being on the Board of Directors, to loan the Company an additional $1,250,000. In exchange for this loan which was obtained in April 1998, the Company issued to Rice its 12.5% priority senior subordinated notes (the "Priority Notes"). Interest payments under the Priority Notes are payable with PIK notes until the Bank's debt is repaid. The Priority Notes are junior to the Bank's debt but senior to the subordinated notes previously issued to Rice and Fairview (the "1997 Senior Subordinated Notes"). In order to induce Rice to purchase the Priority Notes, the Company also agreed to issue to Rice immediately exercisable warrants for the purchase (at a nominal exercise price) of 42,377,173 shares of the Company's common stock. The Company also agreed to issue to Rice similar warrants to purchase 8,475,638 shares of the Company's common stock as additional consideration for Rice's purchase of $250,000 of Series B Preferred Stock in January, 1998.

On June 2, 1998, the Company and Southland entered into a Sixth Amendment to its Credit Agreement with the Banks (the "Sixth Amendment") whereby certain modifications were made to the definition of "Eligible Accounts" in Section 1.1 of the Credit Agreement. In addition, the bank account structure was clearly defined.

Negotiations were held with certain key vendors to hold in abeyance amounts due while a repayment plan was implemented and bank negotiations were completed. A plan has been developed and implemented, with the approval of the creditors involved, to accomplish the repayment of past due amounts while providing for the uninterrupted supply of materials for the business.

                                   Jotan, Inc.

Part II -- Other Information

           Item 5--Other Information

                    The  deadline  for  submission  of   shareholder   proposals
               pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is February 22, 1999. After May 8, 1999, notice to the Company of a shareholder proposal submited otherwise than pursuant to Rule 14a-8 will be considered untimely; and the persons named in proxies solicited by the Company's Board of Directors for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to any such proposal as to which the Company does not receive timely notice.

           Item 6--Exhibits and Reports on Form 8-K

           (a) Exhibits

               Exhibit 10 - Material Contracts

                 Sixth Amendment to Credit Agreement dated as of June 2, 1998.

               Exhibit 11 - Computation of Per Share Earnings

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               Form 8-K Current Report, Item 5, Other Events, filed May 4, 1998.


                                   Jotan, Inc.

           Exhibit 11 Statement Re: Computation of Per Share Earnings



                          Three months ended June 30   Six months ended June 30
                               1998         1997          1998         1997
Basic and Diluted:
  Average shares
   outstanding              18,995,951    5,696,611    12,383,020    5,687,964
                           ===========  ===========   ===========  ===========


Net income (loss)          $(1,772,445) $(1,011,714)  $(3,154,304) $(1,495,171)

Amount attributable to
 preferred stock               300,217      220,625       672,194      320,834
                           -----------  -----------   -----------  -----------

Net income (loss)
 attributable to common
 shareholders              $(2,072,662) $(1,232,339)  $(3,826,498) $(1,816,005)
                           ===========  ===========   ===========  ===========

Per share amount basic
 and diluted               $      (.11) $      (.22)  $      (.31) $      (.32)
                           ===========  ===========   ===========  ===========


                                   Jotan, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Jotan, Inc.




                          By:   /s/ Raleigh Minor
                              ______________________________
                                Raleigh Minor, President
                                and Chief Executive Officer




                          By:  /s/ Edward Lipscomb
                              ________________________________
                                Edward Lipscomb, Vice President
                                and Chief Financial Officer





August 13, 1998